Form 10-K
period 2011-12-31
Greenpower International Group Ltd
filed 2012-03-30
CIK 1522211

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

000-54424

Commission file number

GREENPOWER INTERNATIONAL GROUP LTD.

(Exact name of registrant as specified in its charter)

Delaware	45-1877342
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8728 Valley Boulevard, Suite 209

Rosemead, California 91770

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (626) 280-8787

Securities registered pursuatn to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

$.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                ☐ Yes ☒ No

Inidcate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
          $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 15, 2012

Common Stock, par value $0.0001	21,000,000 shares

Documents incorporated by reference: None

PART I

ITEM 1.   BUSINESS

Greenpower International Group Limited (the "Company") (formerly Boxwood Acquisition Corporation) was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On June 2, 2011, the Company filed a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934 by which it registered its class of common stock.

The Company has been in the developmental stage since inception. Until February 10, 2012 and for the entirety of the period covered by this report, the Company's operations were limited to issuing shares of its stock to its original shareholders, filing a registration statement on Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934 by which it registered its class of comm on stock, and executing a change in control by the redemption of shares and issuance of additional shares of its common stock.

The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934 by virtue of a business combination with the Company. Such combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

The most likely target companies are those seeking the perceived benefits of becoming a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors.

Until November 1, 2011, the president of the Company was also the president, director and shareholder of Tiber Creek Corporation, one of the two initial shareholders. Tiber Creek Corporation assists companies in becoming public reporting companies and assists with introductions to the financial community. To become a public company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, or alternatively, that a company first effect a business combination with an existing public company and then subsequently file a registration statement.

In October 2011, the Company entered into an engagement agreement with Tiber Creek Corporation whereby Tiber Creek would provide assistance to the Company in effecting certain transactions, including transferring control of a reporting company to the Company, combining the Company with another entity through a business combination, preparing certain securities filings, maintaining relationships with broker-dealers and market-makers and preparing various related agreements. Tiber Creek is entitled to receive non-refundable cash fees totaling $100,000 (payable in installments) from the Company. In addition, 500,000 common shares of the Company, which were previously issued to Tiber Creek and an affiliated entity, MB Americus LLC, a California business entity (“MB Americus”), will continue to be retained by Tiber Creek and MB Americus in connection with and related to the services provided by Tiber Creek to the Company.

On October 28, 2011, the shareholders of the Company and the Board of Directors unanimously approved an increase to the authorized number of shares of common stock to 500,000,000, and filed such changes with the State of Delaware.

As part of the change in control on October 28, 2011, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950. The then officers and directors of the Company resigned and the following persons were elected to the board of directors of the Company:

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

The Company filed a Form 8-K with the Securities and Exchange Commission reporting the change in control transaction.

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception.

At December 31, 2011, the Company had sustained net loss of $1,150 since inception of the Company on April 20, 2011 and an accumulated deficit of $1,150. At December 31, 2011, the continuation of the Company as a going concern was dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, or to successfully locate and negotiate with a business entity for the combination of that target company.

As of December 31, 2011, the Company anticipated that it would enter into a business combination with an operating electrical-use manager company, mostly likely in China. An energy management contract ("EMC") is an agreement whereby an industrial business or large user of electricity hires a company to manager their electrical use. The Chinese government is sponsoring tax and other government incentives for companies to enter into EMC contracts. The Chinese electrical-use manager company presently focuses on entering into contracts with outdoor advertising (billboard) companies and essentially replaces the raditional lights on the outdoor advertising with LED lights and by which it receives a share of the reduction in the electrical bill received by the customer. The Chinese electrical-use manager company also sells LED lights to consumers and business via direct sales or wholesale to other retailers. No contracts or agreements have been entered into as of the date hereof and no physical property has been purchased, designed or opened in regard to such business.

There is no assurance that the Company will ever be profitable.

Subsequent Activities

Subsequent to the period covered by this report, on February 10, 2012, the Company effected the acquisition of Greenpower International Group Limited, a company incorporated in the British Virgin Islands (“Greenpower BVI”) through the exchange of 10,000,000 shares of voting common stock of Greenpower Delaware for all the 50,000 outstanding shares of Greenpower BVI at an exchange ratio of 200 shares of Greenpower Delaware for each share of Greenpower BVI (the "Acquisition"). Greenpower BVI was incorporated in the British Virgin Islands in September 2011.

Greenpower BVI has become a wholly owned subsidiary of Greenpower Delaware and Greenpower Delaware has taken over the management and control Greenpower BVI.

Greenpower BVI has management and voting control of Shenzhen Guoning New Energy Investment Co., Ltd, a company formed under the laws of Guangdong, China (“Guoning”), through a variable interest entity structure.

Guoning was formed in January 2011 and was formerly known as Shenzhen Muren Technology Industry Co., Ltd. (“Muren”). Muren was incorporated in March 2004 in the Guangdong Province, Shenzhen City of the PRC as a limited liability company. Muren is in the business of energy management, with the primary objective of commercializing energy-saving lighting products and services.

The primary products of the Company will be LED lights, specifically for outdoor billboards. The primary service of the Company will be the EMC or Energy Management Contract. The Company intends to provide customers with energy efficient and high quality LED lighting at no cost in exchange for a contract that gives the Company a share of the Company’s energy savings.

On February 13, 2012, the Company filed a Form 8-K reporting this acquisition and also on February 13, 2012, the Company filed a registration statement on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale o f 11,000,000 shares of common stock held shareholders thereof (file no. 333-179493).

Please see these filings at www.sec.gov for further detailed information about the events subsequent to the period covered by this report and the above referenced acquisition in particular.

Employees

As of the date of this report, the Company had no employees.

Subsidiaries

As of the date of this report, the Company had no subsidiaries.

Reports to Security Holders

The Company has filed a registration statement on Form S-1, under the Securities Act of 1933, with the Securities and Exchange Commission with respect to the sale of shares of its common stock by the holders thereof.

In 2011, the Company (as Boxwood Acquisition Corporation) filed a Form 10 registration statement pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company's documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C. Copies of all or any part of any filing may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001522211.

ITEM 2.   PROPERTIES

The corporate headquarters of the Company are located in Rosemead, California.

Subsequent to the acquisition of Greenpower BVI in February 2012, the operating headquarters of the Company will be located in Shenzhen, Guangdong Province, China. The Company leases an office building with approximately 5,000 square feet of space.

ITEM 3.   LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATE STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock. The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale up to 11,000,000 shares of common stock at owned by current shareholders.

The Company has issued the following securities in the last three (3) years. Such securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale.

Date	Name	Number of Shares

April 20, 2011	Tiber Creek Corporation	10,000,000 (9,750,000 Redeemed)
April 20, 2011	MB Americus, LLC	10,000,000 (9,750,000 Redeemed)

On October 31, 2011, the Company, as part of its change in control, issued 10,500,000 shares of its common stock to 50 individuals all of whom except one are residents of the People's Republic of China. Such securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

On February 10, 2012, the Company issued an aggregate of 10,000,000 shares to 50 shareholders of Greenpower International Group Limited, a company incorporated in the British Virgin Islands through the exchange of such 10,000,000 shares of voting common stock of Greenpower Delaware for all the outstanding shares of Greenpower BVI at an exchange ratio of 200 shares of Greenpower Delaware for each share of Greenpower BVI. All the shareholders, except one, of Greenpower BVI are residents of the People's Republic of China.

ITEM 6.   SELECTED FINANCIAL DATA.

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception.

At December 31, 2011, the Company had sustained net loss of $1,150 since inception of the Company on April 20, 2011 and an accumulated deficit of $1,150. At December 31, 2011, the continuation of the Company as a going concern was dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, or to successfully locate and negotiate with a business entity for the combination of that target company.

The Company has been in the developmental stage since inception. Until February 10, 2012 and for the entirety of the period covered by this report, the Company's operations were limited to issuing shares of its stock to its original shareholders, filing a registration statement on Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934 by which it registered its class of comm on stock, and executing a change in control by the redemption of shares and issuance of additional shares of its common stock

The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934 by virtue of a business combination with the Company.

In October 2011, the Company entered into an engagement agreement with Tiber Creek Corporation whereby Tiber Creek would provide assistance to the Company in effecting certain transactions, including transferring control of a reporting company to the Company, combining the Company with another entity through a business combination, preparing certain securities filings, maintaining relationships with broker-dealers and market-makers and preparing various related agreements.

On October 28, 2011, the shareholders of the Company and the Board of Directors unanimously approved an increase to the authorized number of shares of common stock to 500,000,000, and filed such changes with the State of Delaware.

On October 28, 2011 the Company effected a change in control of the Company.

On October 31, 2011, the Company issued 10,500,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par for an aggregate of $1,050 representing 95% of the total outstanding 11,000,000 shares of common stock.

The Company filed a Form 8-K with the Securities and Exchange Commission reporting the change in control transaction.

Subsequent to the period covered by this report, on February 10, 2012, the Company effected the acquisition of Greenpower International Group Limited, a company incorporated in the British Virgin Islands (“Greenpower BVI”) through the exchange of 10,000,000 shares of voting common stock of Greenpower Delaware for all the 50,000 outstanding shares of Greenpower BVI at an exchange ratio of 200 shares of Greenpower Delaware for each share of Greenpower BVI (the "Acquisition"). Greenpower BVI was incorporated in the British Virgin Islands in September 2011.

Greenpower BVI has become a wholly owned subsidiary of Greenpower Delaware and Greenpower Delaware has taken over the management and control Greenpower BVI..

Greenpower BVI has management and voting control of Shenzhen Guoning New Energy Investment Co., Ltd, a company formed under the laws of Guangdong, China (“Guoning”), through a variable investment entity structure.

The Company filed a Form 8-K with the Securities and Exchange Commission reporting the these transactions.

There is no assurance that the Company will ever be profitable.

Critical Accounting Policies

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2011, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

Recently Issued Accounting Pronouncements

Adopted

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No. 10-G, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements and related disclosures.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment” which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test.  Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We have adopted the provisions of this update at the beginning of our fourth quarter.  The adoption of this provision did not have a material impact on our financial statements.

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on our financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the year ended December 31, 2011 for Greenpower International Group, Inc. are attached to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with its accountant.

ITEM 9A.   CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering ,analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The officers are directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia, the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Although the officers and directors of the Company have changed, the officers and directors of the Company have not made any changes during the fourth fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K during the fourth quarter covered by this Form 10-K not otherwise reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

As of December 31, 2011, the directors and officers of the Company are as follows:

			Date Position
Name	Age	Position	Commenced

Jiong Zhang	43	Chairman of the Board	2011
Yong Luo	48	Chief Financial Officer and Director	2011
Xiaoping Liu	48	Chief Executive Officer and Director	2011

Jiong Zhang

Jiong Zhang serves as the Chairman of the Board of Directors of the Company. He is also currently the Chairman of the Board of Guoning. Mr. Zhang was the founder of Muren, a predecessor to Guoning. Mr. Zhang has been involved in the development and production of LED smart energy saving lighting and is very familiar with the industry and its market. Mr. Zhang graduated from Hunan (China) Institute of Finance and Economics.

Yong Luo

Yong Luo serves as a member of the Board of Directors of the Company, and Chief Financial Officer for the Company. Mr. Luo has more than 15 years of experience in marketing, management and business operations. He was instrumental in the development and use of a caller ID telephone for Shenzhen Kang Meisi Communication Co., Ltd. which the company attributes to significantly impacting a large increase in its production value. He is also currently the Chairman of the Board of Global Lock Safety (International) Group Co., Ltd. Under his direction and control, Global Lock Safety (International) Group Co., Ltd. was successfully listed on the London Stock Exchange in 2011. He is also currently a member of the Board of Directors of Guoning. Mr. Luo graduated from Hunan (China) Hengyang Normal University.

Xiaoping Liu

Xiaoping Liu serves as the Chief Executive Officer and a Director of the Company. Mr. Liu is also the Managing Director of Guoning. After retiring from serving as a general manager of a government owned company, Mr. Liu founded a culture communication company. As a corporate planner, Mr. Liu has consulted with many companies and successfully planned and marketed several famous brand names such as "Haier Products Marketing plans""Chain of Cooperative Planning and Program of Qingdao Beef Company" and "China Rural Credit Cooperative Association". Mr. Liu is currently the Chief Executive Officer of Guoning. Mr. Liu graduated from Hunan (China) Communication Polytechnic.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's Board of Directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the Board has determined that there are no independent directors at the present time.

Committees and Terms

The Board of Directors has not established any committees of the Board.

The Company will notify its stockholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has no operations or business and does not have any revenues. The Company intends to adopt a Code of Ethics to provide a manner of conduct. Because the Company does not have any activities, there are no activities or transactions which would be subject to this code. At the time the Company completes its initial public offering of securities, management anticipates that it will adopt such a code.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The board of Directors consists of three directors. The Company has no activities, and receives no revenues. At such time that the Company has a larger, board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 11. EXECUTIVE COMPENSATION

There was no compensation paid or accrued to any officer during 2011.

Employment Agreements

The Company has no employment agreements with any of its officers or other employees.

Anticipated Officer and Director Remuneration

The Company intends to pay annual salaries to all of its employees and an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities (i.e. a public offering raising capital for the Company).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

		Number of Shares of	Percent
Name	Position	Common Stock	of Class (1)

Jiong Zhang	Chairman of the Board	2,986,800	27%
Yong Luo	Chief Financial Officer,
	Director	2,420,000	22%
Xiaoping Liu	Chief Executive Officer,
	Director	2,420,000	22%

(1) Based upon 11,000,000 shares outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 250,000 shares of the Company's common stock. Mr. Cassidy was a promoter of the Company prior to the change of control of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2011

$750

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10-SB are incorporated herein by reference.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greenpower International Group Ltd.

We have audited the accompanying balance sheet of Greenpower International Group Ltd. (the "Company")(a development stage company), formerly Boxwood Acquisition Corporation, as of December 31, 2011, and the related statements of operations, stockholders’ equity and cash flows for the period from April 20, 2011 (Inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the period from April 20, 2011 (Inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes a business combination with a target company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, California

March 30, 2012

GREENPOWER INTERNATIONAL GROUP LTD.

(Formerly BOXWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

BALANCE SHEET

December 31, 2011
ASSETS

Current assets
Cash	$1,100
Prepaid expenses	55,000

TOTAL ASSETS	$56,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Liabilities	$400

Total Liabilities	400

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	$-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 11,000,000 shares issued and outstanding	1,100
Additional paid-in capital	55,750
Accumulated deficit	(1,150)
Total Stockholders' Equity	55,700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,100

The accompanying notes are an integral part of these financial statements

2

GREENPOWER INTERNATIONAL GROUP LTD.

(Formerly BOXWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the period from
April 20, 2011
(inception) to
December 31, 2011

Operating expenses	$1,150

Net loss	$(1,150)

Loss per share - basic and diluted	$(0.00)

Weighted average shares - basic and diluted	17,570,000

The accompanying notes are an integral part of these financial statements

GREENPOWER INTERNATIONAL GROUP LTD.

(Formerly BOXWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, April 20, 2011 (inception)	-	$-	$-	$-	$-

Shares issued for cash	30,500,000	3,050	-	-	3,050
Stock redemption	(19,500,000)	(1,950)	-	-	(1,950)
Expenses paid by shareholders	-	-	55,750	-	55,750
Net loss	-	-	-	(1,150)	(1,150)

Balance, December 31, 2011	11,000,000	$1,100	$55,750	$(1,150)	$55,700

The accompanying notes are an integral part of these financial statements

GREENPOWER INTERNATIONAL GROUP LTD.

(Formerly BOXWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the period from
April 20, 2011
(inception) to Dec 31, 2011
OPERATING ACTIVITIES
Net loss	$(1,150)
Changes in operating assets and liabilities
Accrued liabilities	400
Prepaid expenses	(55,000)

Net cash used in operating activities	(55,750)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	3,050
Redemption of common stock	(1,950)
Proceeds from stockholders' additional paid-in capital	55,750

Net cash provided by financing activities	56,850

Net Increase in Cash	1,100

Cash at Beginning of Period	-

Cash at End of Period	$1,100

The accompanying notes are an integral part of these financial statements

GREENPOWER INTERNATIONAL GROUP LTD.

(Formerly BOXWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Greenpower International Group Ltd., formerly Boxwood Acquisition Corporation ("Boxwood”) was incorporated under the laws of the State of Delaware on April 20, 2011 and was originally formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On October 28, 2011 the shareholders of Boxwood and the Board of Directors unanimously approved the change of Boxwood’s name to Greenpower International Group Ltd. (“Greenpower” or the “Company”), increased the authorized number of shares of common stock to 500,000,000 and filed such changes with the state of Delaware. The following events occurred which resulted in a change of control of Boxwood: On October 28, 2011, Boxwood redeemed from its then two shareholders an aggregate of 19,500,000 of its 20,000,000 shares of outstanding stock at a redemption price of par value ($0.0001) per share for an aggregate redemption price of $1,950; On October 28, 2011, the shareholders of the Corporation elected new directors and the existing directors of the Corporation resigned and simultaneously, new officers were appointed; On October 31, 2011, Boxwood issued 10,500,000 shares of common stock at par value for an aggregate of $1,050 representing 95% of the total outstanding 11,000,000 shares of common stock to new unrelated third party investors, resulting in a change in ownership.

Greenpower has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. On February 10, 2012, the Company acquired Greenpower International Group Limited, a company incorporated in the British Virgin Islands (“Greenpower BVI”) in a stock-for-stock transaction (the “Acquisition”). Pursuant to the Acquisition, the shareholders of Greenpower BVI agreed to transfer to the Company each share of common stock of Greenpower BVI in consideration for shares of the Company. Specifically, on February 10, 2012, the Acquisition was effected by the Company through the exchange of 10,000,000 shares of voting common stock of the Company for all the 50,000 outstanding shares of Greenpower BVI at an exchange ratio of 200 shares of the Company for each share of Greenpower BVI (the "Acquisition"). The Company has taken over the operations and business plan of Greenpower BVI, which has management and voting control over Shenzhen Guoning New Energy Investment Co., Ltd, a company formed under the laws of Guangdong, China (“Guoning”), through a variable interest entity structure.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

GREENPOWER INTERNATIONAL GROUP LTD.

(Formerly BOXWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2011 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1:	defined as observable inputs such as quoted prices in active markets;
•	Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has sustained net loss of $1,150 since inception of the Company on April 20, 2011. Additionally, the Company has accumulated deficit of $1,150 on December 31, 2011. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

GREENPOWER INTERNATIONAL GROUP LTD.

(Formerly BOXWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN (CONTINUED)

On February 10, 2012, the Company effected the acquisition of a British Virgin Islands (“BVI”) entity through a share exchange transaction for the purpose of a business combination with a target company with operations in the People’s Republic of China (“PRC”). See note 5 Subsequent Events.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No. 10-G, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements and related disclosures.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment” which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test.  Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We have adopted the provisions of this update at the beginning of our fourth quarter.  The adoption of this provision did not have a material impact on our financial statements.

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on our financial statements.

GREENPOWER INTERNATIONAL GROUP LTD.

(Formerly BOXWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDER’S EQUITY

On April 25, 2011, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

On October 28, 2011, the Company redeemed from its then two shareholders an aggregate of 19,500,000 of its 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On October 28, 2011, the shareholders of the Company elected new directors and the existing directors of the Corporation resigned and simultaneously, new officers were appointed.

On October 31, 2011, the Company issued 10,500,000 shares of common stock to new directors and officers in order to evoke a change in ownership.

On October 28, 2011, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company’s name to Greenpower International Group Limited, increased the authorized number of shares of common stock to 500,000,000, and filed such changes with the State of Delaware.

NOTE 5 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 30, 2012, the date the financial statements were available to be issued.

On February 10, 2012, the Greenpower International Group Limited (the "Company " or "Greenpower Delaware") effected the acquisition of Greenpower International Group Limited, a company incorporated in the British Virgin Islands ("Greenpower BVI") through the exchange of 10,000,000 shares of voting common stock of Greenpower Delaware for all the 50,000 outstanding shares of Greenpower BVI at an exchange ratio of 200 shares of Greenpower Delaware for each share of Greenpower BVI (the "Acquisition"). Greenpower BVI was incorporated in the British Virgin Islands in September 2011.

As a result of the Acquisition, Greenpower BVI has become a wholly owned subsidiary of Greenpower Delaware and Greenpower Delaware has taken over the management and control Greenpower BVI. The Company has taken over the operations and business plan of Greenpower BVI, which has management and voting control over Shenzhen Guoning New Energy Investment Co., Ltd, a company formed under the laws of Guangdong, China ("Guoning"), through a variable interest entity ("VIE") structure.

At a later date in the future, Greenpower BVI may acquire the outstanding shares of Guoning directly complete another share agreement, at which point additional shares of the Company may be issued.

The VIE Agreements specify, among other things, that: (1) Greenpower BVI will provide Guoning with guidance and instructions on daily operations, financial management and employment issues; (2) Greenpower BVI shall have the right to appoint or remove Guoning’s directors and officers; (3) Guoning will pledge its accounts receivable and of its assets to Greenpower BVI; (4) Guoning will not sell, assign, transfer or encumber any assets or interests value at 100 RMB or more, without the written consent of Greenpower BVI; and (5) Guoning will pay 100% of its net revenue to Greenpower BVI for each fiscal year during the term. The term of the foregoing provisions is for 100 years and may be extended at the option of Greenpower BVI for an additional 100 years. In connection with the VIE Agreements, Guoning also granted an irrevocable power of attorney to Greenpower BVI specifying that the latter shall have full authority to act as the former’s attorney in fact for any and all lawful purposes.

 GREENPOWER INTERNATIONAL GROUP LTD.

(Formerly BOXWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The VIE Agreements also grant an exclusive option to Greenpower BVI to purchase any or all of the equity interest in Guoning at any time in next 100 years (subject to extension for an additional 100-year term by Greenpower BVI). In addition, pursuant to the VIE Agreements, all of the shareholders of Guoning have pledged all of their equity interests in Guoning to Greenpower BVI for a term of 100 years (subject to extension for an additional 100-year term by Greenpower BVI). Further, all of the shareholders of Guoning also executed an irrevocable proxy granting Greenpower BVI the right to exercise all of the voting rights in Guoning in the place and stead of the Guoning shareholders. The term of the proxy is for 100 years, subject to extension for an additional 100 years at the option of Greenpower BVI.

On February 6, 2012, in conjunction with the VIE Agreements, each shareholder of Guoning entered into an exclusive option agreement that allows Greenpower BVI to purchase additional shares of Guoning.

On February 6, 2012, in conjunction with the VIE Agreements, Greenpower BVI and Guoning entered into an exclusive business cooperation agreement that provides that Greenpower BVI shall be the exclusive service provide to Guoning and will provide complete technical support, business support and related consulting services. In consideration for such services, Greenpower BVI is entitled to receive fees equal to 100% of the net income of Guoning, such fees being due and payable on a monthly basis. Greenpower BVI also has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the agreement, including, but not limited to, copyrights, patents, patent applications, software, technical secrets, trade secrets and others.

On February 6, 2012, in conjunction the exclusive business cooperation agreement and the VIE Agreements, each shareholder entered into a pledge agreement to ensure that Guoning fully performs its obligations under the exclusive business cooperation agreement. Each shareholder pledged to Greenpower BVI all of the shareholders’ equity interest in Guoning as security for the performance of that agreement by Guoning.

The Company may consider an alternate structure or amendments to the VIE Agreements based on the formation of a wholly foreign owned entity in China. Such amendments would affect Guoning and Greenpower BVI as subject entities that are involved in the VIE Agreements.

Through Guoning, the Company became an electrical-use manager that provides light emitting diode (LED) lights, products and energy management services to customers in the People’s Republic of China (“China” or the “PRC”). The Company's primary business objective is to commercialize energy-saving lighting products and services. The Chinese government is sponsoring tax and other government incentives for companies to enter into energy management contracts (“EMC”) (alternatively known as energy performance contracts (“EPC”)). The primary products of the Company are LED lights, specifically for outdoor billboards. The primary service of the Company is the EMC or Energy Management Contract. The Company provides customers with energy efficient and high quality LED lighting at no cost in exchange for a contract that gives the Company a share of the Company’s energy savings.

Through Guoning, the Company has limited operating history and has experienced losses since it started its new LED lighting business. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern.

Through Guoning, the Company has 17 affiliate locations (each staffed with two independent contractors) and expects to maintain 6 showroom locations to provide fixed office locations in most provinces in China and in major cities. The Company plans to market directly to the customer without the use of media or public disclosures. Sales are expected to be spread evenly through cities in most Chinese provinces. The Company plans to have customers that are government, private individuals and entities. The Company is currently in the process of developing new products, such as LED lights for tunnels, street lights and fishing boat lights (underwater). The operating headquarters of the Company through Guoning are located in Shenzhen, Guangdong Province, China.

GREENPOWER INTERNATIONAL GROUP LTD.

(Formerly BOXWOOD ACQUISITION CORPORATION)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Through Guoning, the Company entered into two significant customer relationships during 2011. In the EMC/EPC business, the Company received its first customer in September 2011 and entered into its first EMC/EPC customer contract at such time with Qingyuan Shangmei Creative Plan Media Ltd. Co. The contract will expire in October 2016. The contract contemplates that the Company would install LED lights at customer locations to establish baseline energy usage for a period of approximately 30 days. Such baseline testing has already been completed (in June/July of 2011) and the testing indicating that the customer would experience savings of approximately 86.9% per month using the LED lights from the test. The Company used the baseline usage number to create a plan showing the monetary amount that the customer would be expected to save each month based on the costs noted during the testing period. Once such baseline usage number was calculated, the parties agreed to a fixed monetary amount due to the Company during each time period in the contract, such monetary amount to be derived based on the cost savings experienced by the customer during the testing period. The contract states, among other things, that the fees to be paid to the Company will begin when 85% savings are achieved and then go down an absolute 5 percentage points per year over the term of the contract. In addition, the contract requires the customer to pay for installation of the LED lights and also to compensate the Company an amount of approximately 2,200 RMB per light if the lights are stolen or damaged by the customer. The customer is also affirmatively required by the contract to maintain the LED lights in a manner so that they do not become damaged.

In the LED lighting segment, through Guoning, the Company entered into an agreement with Komeri Co., Ltd. based in Japan (“Komeri”). Pursuant to the Komeri agreement, Komeri may order various LED lighting products from Guoning, subject to specific terms regarding prices, minimum order quantities and other customary product sale and purchase terms and conditions.

Through Guoning, in September 2011, the Company entered into a Joint Development, Customization and Equity Allocation Contract on LED Advertising Lamp (“LED Development Agreement”) with Dongguan Living Style Enterprises Limited (“Dongguan”). Under the LED Development Agreement, Guoning can order product units from Dongguan and pre-agreed prices on a defined timeline of anticipated product acquisitions. The LED Development Agreements provides that research and development expenses are spent by Dongguan. Further, Dongguan invested to, and granted to, Guoning, with the product patent right, trademark right, software copyright and the domestic marketing exclusivity right. In consideration, Dongguan will be granted 10 million shares in Guoning when such patent rights are received by Dongguan and then duly available to Guoning. Dongguan is obligated to provide product maintenance for free for five years and product changes service because of the quality issues. In the warranty period, if the equipment is faulty, because of product quality issues, it should be changed by Dongguan without charge. If it is caused by artificial reason, Dongguan will provide services and charge for material expense. Guoning shall prepay RMB 10 million to Dongguan in respect of production lamps to be produced. For the lamp in this design, when Guoning’s delivery quantity exceeds 200,000 lamps, Guoning should deduct in the follow-up orders of 500,000 lamps at average (deduct RMB 20 per lamp) until the deductions from the deposit are complete.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENPOWER INTERNATIONAL GROUP INC.

	By:	/s/ Xiaoping Liu
President and Principal executive officer
Dated: March 30, 2012

	By:	/s/ Hui Li
Principal financial officer

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Xiaoping Liu	Director	March 30, 2012

/s/ Yong Luo	Director	March 30, 2012

/s/ Jiong Zhang	Director	March 30, 2012