Form 10-Q
period 2012-03-31
Greenpower International Group Ltd
filed 2012-06-29
CIK 1522211

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

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

1808 Aston Avenue, Suite 265
Carlsbad, California 92008
(Address of Principal Executive Offices)(Zip code)

760-929-9955
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

Yes ☒ No ☐

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
Class	June 15, 2012

Common Stock, par value $0.0001	21,000,000

Documents incorporated by reference:	None

GREENPOWER INTERNATIONAL GROUP LTD.

Form 10-Q

For the Quarter Ended March 31, 2012

Greenpower International Group Limited AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS

Cash	$70,443	$76,850
Net investment in direct financing leases – current, net of unearned income	10,828	5,844
Advances to related parties	68,762	317,899
Prepaid expense	9,490	55,000
Inventory, net	9,047	4,746
Other receivable	41,087	40,770
Total current assets	209,657	501,109

Deposits	22,925	19,554
Net investment in direct financing leases – noncurrent, net of unearned income	130,166	65,275
Advances to supplier	1,587,932	1,588,840
Equipment, net	343,054	175,672
Total noncurrent assets	2,084,077	1,849,341

Total Assets	$2,293,734	$2,350,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$262,553	$17,852
Accrued liabilities	131,998	120,070
Related party payable	4,489	3,223
Taxes payable	9,815	1,735
Other payable	3,509	3,972
Total current liabilities	412,364	146,852

Deposits from franchisees	38,110	-
Total Liabilities	450,474	146,852

Stockholders' Equity

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 21,000,000 shares issued and outstanding (2011 – 10,000,000 shares) (1)	2,100	1,000
Discount on common stock issued to founders (1)	(1,000)	(1,000)
Additional paid-in capital (1)	2,710,417	2,572,503
Accumulated other comprehensive income	29,880	31,688
Accumulated deficit	(898,137)	(400,593)
Total Stockholders' Equity	1,843,260	2,203,598

Total Liabilities and Stockholders' Equity	$2,293,734	$2,350,450

(1) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

Greenpower International Group Limited AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Quarter Ended
	March 31
	2012	2011

Revenue, net
Products	$6,498	$45,501
Leases	22,003	-
Franchising fee revenue	15,848	-
Commision revenue	92,518	-
Total revenue, net	136,867	45,501

Cost of revenue
Products	9,982	25,599
Total cost of revenue	9,982	25,599

Gross profit	126,885	19,902

Operating expenses:
Selling expense	110,718	-
General and administrative expenses	513,623	47,386
Total operating expenses	624,341	47,386

Operating loss	(497,456)	(27,484)

Other income	87	267
Other expense	(175)	-
Total other income (expense)	(88)	267

Loss before taxes	(497,544)	(27,217)

Income taxes	-	254

Net loss from continuing operation	(497,544)	(27,471)

Loss from discontinued operation, net of tax	-	6,354

Net loss	$(497,544)	$(33,825)

Loss per share - basic and diluted	$(0.03)	$-
Weighted average number of common shares outstanding - basic and diluted (2)	16,043,956	-

Other comprehensive income:
Foreign currency translation adjustment	(1,808)	8,558

Net comprehensive loss	$(499,352)	$(25,267)

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

Greenpower International Group Limited
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount (par $0.0001)	Discount on Common Stock	Additional Paid In Capital	Accum Other Comprehensive Income	Accumulated Deficit	Total

Balance at September 16, 2011 (Inception)	-	$-	$-	$-	$-	$-	$-

Foreign currency translation	-	-	-	-	31,688	-	31,688
Common stock issued at a discount	10,000,000	1,000	(1,000)	-	-	-	-
Equity investment	-	-	-	2,572,503	-	-	2,572,503
Net loss	-	-	-	-	-	(400,593)	(400,593)
Balance at December 31, 2011 (3)	10,000,000	1,000	(1,000)	2,572,503	31,688	(400,593)	2,203,598

Foreign currency translation	-	-	-	-	(1,808)	-	(1,808)
Share exchange pursuant to merger agreement	10,000,000	1,000	-	(1,000)	-	-	-
Recapitalization	1,000,000	100	-	(100)	-	-	-
Proceeds from director	-	-	-	139,014	-	-	139,014
Net loss	-	-	-	-	-	(497,544)	(497,544)

Balance at March 31, 2012 (unaudited)	21,000,000	$2,100	$(1,000)	$2,710,417	$29,880	$(898,137)	$1,843,260

(3) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

Greenpower International Group Limited AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter ended March 31
	2012	2011
Operating Activities
Net loss	$(497,544)	$(33,825)

Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	10,571	434
Loss on disposal of discontinued operations	-	6,354
Provision for inventory reserve	(1,416)	(14,413)
Payment received under direct financing leases	19,988	-
Amortization of unearned income on direct financing leases	(22,003)	-
Changes in operating assets and liabilities:
Prepaid expense	45,528	29,282
Inventory	(2,882)	(4,731)
Deposits	(3,376)	-
Other receivable	(317)	(19,633)
Lease payment receivable	(262,999)	-
Accounts payable	243,835	-
Accrued liabilities	11,973	-
Deposits from franchisee	38,036	-
Due from/to related party	250,048	-
Taxes payable	8,065	(570)
Other payable	(460)	2,730
Unearned income	195,236	-
Net cash provided by (used in) operating activities	32,283	(34,372)
Investing Activities
Purchase of equipment	(177,726)	(36,022)
Net cash used in investing activities	(177,726)	(36,022)
Financing Activities
Proceeds from director	139,014	309,242
Proceeds from issuance of common stock warrants	-	920,545
Net cash provided by financing activities	139,014	1,229,787

Effect of change in exchange rate on cash	22	8,102
Net change in cash during the period	(6,407)	1,167,495

Cash, beginning of period	76,850	297,205
Cash, end of period	$70,443	$1,464,700

The accompanying notes are an integral part of these consolidated financial statements

Greenpower International Group Limited AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –BUSINESS Organization and description

Greenpower International Group Limited (the "Company," “We,” or “Us.”) (formerly Boxwood Acquisition Corporation) was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On June 2, 2011, the Company filed a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934 by which it registered its class of common stock. The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiary, and an affiliated PRC entity that is controlled through contractual arrangements.

On February 10, 2012, the Company, effected the acquisition of Greenpower International Group Limited of British Virgin Islands (“Greenpower BVI”) through the exchange of 10,000,000 shares of voting common stock of Company for all the 50,000 outstanding shares of Greenpower BVI at an exchange ratio of 200 shares of the Company for each share of Greenpower BVI (the "Acquisition"). Greenpower BVI was incorporated in the British Virgin Islands in September 2011.

As a result of the Acquisition, Greenpower BVI has become a wholly owned subsidiary of the Company and the Company has taken over the management and control of Greenpower BVI. The Company has taken over the operations and business plan of Greenpower BVI, which has management and voting control over Shenzhen Guoning New Energy Investment Co., Ltd, a company formed under the laws of Guangdong, China (“Guoning”), through a variable investment entity ("VIE") structure pursuant to contractual agreements dated October 26, 2011 and February 6, 2012.

Guoning was formed in January 2011 and was formerly known as Shenzhen Muren Technology Industry Co., Ltd. (“Muren”). Muren was incorporated in the Guangdong Province, Shenzhen City of the People’s Republic of China (the “PRC”) on March 4, 2004 as a limited liability company with authorized share capital of 5,000,000 RMB (USD$604,084), with no common shares issued or outstanding. Prior to January 4, 2011, Guoning was in the business of purchasing, assembling, and furnishing customized, made to customer order laboratory equipment, furniture and lighting instruments. On January 4, 2011, in connection with the execution of an Equity Transfer Agreement (the “Agreement”), Mr. RenHua He (“He”), the vice president and one of the two shareholders, transferred his ownership to the other shareholder, Mr. Jiong Zhang (“Zhang”), who became the Chairman of a newly registered entity, Guoning. Pursuant to the Agreement, Guoning’s prior business in laboratory equipment and furniture was divested to He, leaving a focus on the LED lighting business going forward.

In addition to selling light bulbs as a distributor, management began a new business model after divesting the prior business component in January 2011. The new business model, Energy Management Contract (“EMC”), focuses on energy performance sharing via replacing customers’ current illumination equipment with energy efficient LED lights and charges based on an agreed percentage of savings on monthly utility bills.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Greenpower International Group Limited AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Reverse merger accounting

Since former Greenpower BVI security holders owned, after the Merger, approximately 97.5% of the Company’s shares of common stock, and as a result of certain other factors, including that all members of the Company's executive management are from Greenpower BVI, Greenpower BVI is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). These consolidated financial statements reflect the historical results of Greenpower BVI prior to the merger and that of the combined company following the merger, and do not include the historical financial results of the Company prior to the completion of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

Principles of consolidation

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company is required to include in its consolidated financial statements the financial statements of variable interest entities (“VIE”). ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which the Company, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. The consolidated financial statements include the accounts of the Company and its variable interest entity, Guoning, for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The assets and liabilities and revenues and expenses of Guoning have been included in the accompanying consolidated financial statements. As of March 31, 2012 and December 31, 2011, net assets included in consolidated balance sheets total $2,352,104 and $2,408,660, respectively. For the Quarters ended March 31, 2012 and 2011, the consolidated revenue was $136,867and $45,501, respectively. Currently there are contractual arrangements that could require the Company to provide additional financial support to the consolidated VIE.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade receivables and advances to suppliers. As of March 31, 2012 and December 31, 2011, part of the Company's cash was held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to suppliers, the Company extends credit based on evaluations of the customers' and suppliers' financial position and business history with the Company. The Company generally is required to make advances to suppliers.

Currency convertibility risk

Guoning transacts all of its business in Renminbi (“RMB”), which is not freely convertible into foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China (the “PBOC”) or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. The value of the RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Greenpower International Group Limited AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Foreign currency exchange rate risk

Starting July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The appreciation of the U.S. dollar against RMB was approximately 0.31% and 0.50%during the three months ended March 31, 2012 and 2011, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Concentration with one supplier

We currently rely on one supplier to supply 100% of the LED lights which we install for our EMC business. Our supply may be interrupted or impaired by manufacturing issues that supplier may experience.  There is no guarantee that any suppliers will be able to meet our future demands. We may not have the ability to substitute material from an alternate source.  If we experience product or equipment shortages as a result of supplier issues, such shortages could have an adverse impact on our ability to sell our services and products and negatively impact our revenue.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 2012 and December 31, 2011, all of our cash was denominated in RMB and was held on hand by Guoning. RMB is not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a weighted average basis. The Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory inherited from the prior entity of Guoning was fully reserved in the prior year. As of March 31, 2012 and December 31, 2011, the total reserve for inventory was $103,730 and $105,207, respectively.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives with no salvage value. The useful lives are as follows: vehicles 5 years; office equipment 5 years; leasehold improvement 1 year. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income/expense.

Impairment of long-lived assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue. Either of these could result in the future impairment of long-lived assets.

Greenpower International Group Limited AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue recognition

We recognize revenue in accordance with FASB ASC No. 605 from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. Returns and exchanges require approval from senior management and are on a case-by-case basis. We review and estimate the rates of return and exchange based on historical data and customer specific experience. Historically, returns and exchanges have been insignificant. The majority of our revenues are derived from four sources. Our revenue recognition policies vary based upon these revenue sources:

Sales of products

Most of our products are shipped directly to the customer at FOB Destination. Revenue is recognized when product is delivered to the customer, when all delivery documents have been signed by the receiving customer, and ownership has passed to the customer. We consider the terms of each arrangement to determine the appropriate accounting treatment.

Investment in direct financing lease

The Company’s leasing operations consist primarily of leasing LED lights in connection with their EMC business. The LED lights are leased under five year direct finance leases We use the direct financing method of accounting to record income from direct financing leases. At the inception of our leases, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs, and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment is recorded as unearned income at the inception of the lease.

Revenue for direct financing leases is recognized as the unearned income is amortized over the life of the lease using the effective interest method. The amortization of unearned income is a component of lease revenue in our consolidated statements of operations. We review our direct financing lease arrangements for credit risk. Such review includes consideration of the credit rating and financial position of the lessee. Generally, when a lease is more than 90 days delinquent (when more than three monthly payments are owed), the lease is classified as being on non-accrual and the Company stops recognizing leasing income on that date. Payments received on leases in non-accrual status generally reduce the lease receivable. Leases on non-accrual status remain classified as such until there is sustained payment performance that, in our judgment, would indicate that all contractual amounts will be collected in full.

We defer initial direct costs incurred to originate leases in accordance with applicable accounting guidance. The initial direct costs deferred are part of the investment in leasing operations and are amortized to leasing income using the interest method. Initial direct costs include commissions and costs associated with credit evaluation, recording guarantees and other security arrangements, documentation and transaction closing. Residual values reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment. The leased equipment residual values are based on management’s best estimate.

Franchising

The Company sells individual franchises as well as territory agreements in the form of store development agreements (“SDA agreements”) that grant the right to develop show rooms in designated areas. Our franchise and SDA agreements typically require the franchisee to pay an initial nonrefundable fee and continuing fees, or royalty income, based upon a percentage of sales. The franchisee will typically pay us a renewal fee if we approve a renewal of the franchise agreement. Such fees are paid by franchisees to obtain the rights associated with these franchises or SDA agreements. Initial franchise fee revenue is recognized upon substantial completion of the services required of the Company as stated in the franchise agreement, which is generally upon opening of the respective store. Fees collected in advance are deferred until earned, with deferred amounts expected to be recognized as revenue within one year classified as current deferred income in the consolidated balance sheets. Royalty income is based on a percentage of franchisee gross sales and is recognized when earned, which occurs at the franchisees’ point of sale. Renewal fees are recognized when a renewal agreement with a franchisee becomes effective. Occasionally, the Company offers incentive programs to franchisees in conjunction with a franchise, SDA, or renewal agreement and, when appropriate, records the costs of such programs as reductions of revenue.

Greenpower International Group Limited AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Commission revenue

From time to time the Company facilitates the sale of products to markets both inside and outside of China. As such, the Company recognizes contractually agreed revenue based upon the delivery of products to an end user customer. Revenue from these types of agreements is recognized when the transaction is substantially finished and upon receipt of the commission payment.

Cost of revenue

Cost of sales consists primarily of the purchase price of light bulbs products and content sold by us, inbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in inventory cost, and recognized as “cost of revenue” upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “selling expenses” on our consolidated statements of operations. Any write downs of inventory to lower of cost or market value are also recorded in cost of sales.

Advertising

Advertising costs are charged to operations when incurred. For the Quarters ended March 31, 2012 and 2011, the amount charged to advertising expense was $1,902 and $0, respectively.

Income taxes

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. We adopted the provisions of ASC 740 and have analyzed filing positions in each of the People’s Republic of China (“PRC”) jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the PRC as our "major" tax jurisdiction.  Generally, we remain subject to PRC examination of our income tax returns.

We believe that our income tax filing positions and deductions will be sustained by an audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740.  Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate based on rates established within the PRC and, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Comprehensive loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive Income requires that all items that are required to be recognized under current accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods presented, the Company’s comprehensive loss includes net loss and foreign currency translation adjustments and is presented in the statements of operations and comprehensive loss.

Greenpower International Group Limited AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of Guoning is the local currency, the Chinese Yuan (RMB). For consolidation purposes, the financial statements of Guoning are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The exchange rates in effect as of March 31, 2012 and December 31, 2011 were RMB 1.00 for USD $0.1588 and USD $0.1527, respectively. The average exchange rates for the three month period ended March 31, 2012 and 2011 were RMB 1.00 for USD $0.1585 and USD $0.1520, respectively. At March 31, 2012 and 2011, the cumulative translation adjustment of $(1,808) and $8,558 respectively, was classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the balance sheets. There was no significant fluctuation in the exchange rate for the conversion of RMB to United States dollars after the balance sheet date.

Loss per common share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of March 31, 2012 and 2011, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three months ended March 31
	2012	2011
Loss available for common shareholder	$(499,351)	$(25,267)
Basic and fully diluted loss per share	$(0.03)	$-
Weighted average common shares outstanding - basic and diluted	16,043,956	-

Net loss per share is based upon the weighted average shares of common stock outstanding.

Commitments and contingencies

Litigation

From time to time, we may become involved in disputes, litigation and other legal actions.  We estimate the range of liability related to any pending litigation where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Greenpower International Group Limited AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements and related disclosures.

NOTE 4 – GOING CONCERN

The Company has sustained operating losses of $898,137 since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management began a new business model after divesting the prior business component in 2011. On September 28, 2011, Guoning entered into an agreement with a new customer initiating the new business model - Energy Management Contract (“EMC”). EMC model focuses essentially on replacing customers’ current illumination equipment with energy effective LED lights and charges based on an agreed percentage of savings on monthly utility bills. For the quarter ended March 31, 2012, the Company has 7 additional customers (out of 8 total) contracts under this new business model. The Company expects the EMC model will deliver additional customers in a systematic and orderly manner in the future. The Company is marketing this lease model to customers in a manner that will generate initial smaller contracts with follow on orders for lights that recur with the same customer over time. In addition to addressing the market with its lease model, the Company is expanding its presence in the market via branch/affiliate offices. The Company expects these additional offices will add to the direct sales of LED lights in the market. The Company continues to explore combinations and/or partnerships with suppliers to become the ultimate distributor of LED lights in the commercial and other markets in China.

NOTE 5–NET INVESTMENT IN DIRECT FINANCING LEASE

Our direct financing leases include a lease of the LED advertising lights under our EMC business model. Under the terms of the contracts in force as of March 31, 2012, we are paid monthly payments. At the end of the lease terms for each contract that last either 5 or 6 years, we will convey all of our LED advertising lights installed to the lessee for no payment. In addition, the contract requires the customer to pay for installation of the LED lights and also to compensate the Company an amount of approximately 2,200 RMB (USD$350) per light if the lights are stolen or damaged by the customer. The customer is also affirmatively required by the contract to maintain the LED lights in a manner so that they do not become damaged.

Greenpower International Group Limited AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5–NET INVESTMENT IN DIRECT FINANCING LEASE - CONTINUED

The following table lists the components of the net investment in direct financing leases at March 31, 2012:

	March 31,	December 31
	2012	2011
Total minimum lease payment to be received	$495,512	$252,169
Less: unearned income	(354,518)	(181,050)
Net investment in direct financing leases	140,994	71,119
Less: current portion	(10,828)	(5,844)
Long-term portion of net investment in direct financing leases	$130,166	$65,275

Residual values of leased equipment and initial direct costs are estimated to be insignificant. At March 31, 2012, minimum lease payments to be received for each of the five succeeding fiscal years are:

Year	Amount
2012	$112,936
2013	106,852
2014	100,682
2015	94,599
2016	56,698
Thereafter	23,745
$495,512

NOTE 6– INVENTORY, NET

Inventory consisted of the following at:

	March 31, 2012	December 31, 2011
Inventory	$112,777	$109,953
Less: reserve for inventory	(103,730)	(105,207)
	$9,047	$4,746

Inventory inherited from the prior entity of Guoning was fully reserved in the prior year.

NOTE 7– ADVANCES TO SUPPLIER

On September 25, 2011, the Company entered into a Joint Development, Customization and Equity Allocation Contract on LED Advertising Lamp (“Agreement”) with its sole supplier to develop and produce the LED lighting sets on a collaborative basis. Under the Agreement, Guoning can order product units from the supplier with pre-agreed prices on a defined timeline of anticipated product acquisitions. Guoning shall prepay 10,000,000 RMB (USD$1,587,932) in respect of production lamps to be produced in two equal installments, 5,000,000 RMB (USD$793,966) on the signing day and 5,000,000 RMB (USD$793,966) after the total production exceeds 2,000 units. The 10,000,000 RMB (USD$1,587,932) deposit remains with the supplier and can only be applied upon future LED purchases greater than the first 200,000 units ordered. The supplier is obligated to provide product maintenance for free for five years and product change service if quality issues arise. In the warranty period, if the equipment is faulty, because of product quality issues, it is to be changed by the supplier without charge.

Greenpower International Group Limited AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7– ADVANCES TO SUPPLIER - CONTINUED

The Agreement also provides that research and development expenses are spent by the supplier, and Guoning agreed to pay a mold fee of 475,600 RMB (USD$75,522), which is recorded as accrued liabilities as of March 31, 2012. Further, the supplier invested in, and subsequently granted to, Guoning, the product patent right, trademark right, software copyright and the domestic marketing exclusivity right. In consideration, the supplier will be granted 10 million shares in Guoning when such patent rights are received by the supplier and then duly available to Guoning. As of March 31, 2012, none of the patents have been approved.

NOTE 8–EQUIPMENT, NET

Equipment consisted of the following at:

	March 31	December 31
	2012	2011
Vehicle	$51,370	$51,399
Equipment	43,979	42,582
Leasehold improvements	23,819	23,833
	119,168	117,814
Less: accumulated depreciation	31,119	20,540
	88,049	97,274
Equipment for lease- LED lights	255,005	78,398
	$343,054	$175,672

The depreciation for the Quarters ended March 31, 2012 and 2011 was $10,571 and $434, respectively. Equipment for lease – LED lights are LED advertising lights purchased for leasing purposes, of which we have a direct financing lease as more fully described in Note 9. LED lights are not subject to depreciation.

NOTE9– STOCKHOLDERS’ EQUITY

Immediately prior to the closing of the Merger on February 10, 2012, there were 50,000 issued and outstanding shares of the Company retroactively restated to reflect the recapitalization of common stock to related parties of the Company’s founders and officers for no consideration and was recognized as a discount on the common stock issued.

On February 10, 2012, pursuant to a Plan and Agreement of Merger, all of Greenpower BVI’s outstanding shares were acquired by the Company through the exchange of 10,000,000 shares of voting common stock of the Company for all the 50,000 outstanding shares of Greenpower BVI at an exchange ratio of 200 shares of the Company for each share of Greenpower BVI. After the Merger, the Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. Currently, has a total of 21,000,000 shares of common stock outstanding.

Pursuant to the contractual arrangements entered into by and between Guoning and Greenpower BVI, dated October 26, 2011, Greenpower BVI will provide consulting services and daily operational guidance and instructions to Guoning. Through these contractual arrangements, Greenpower BVI will have the ability to substantially influence Guoning’s daily operations and financial affairs and will be able to appoint the senior members of management. Greenpower BVI is considered the primary beneficiary of Guoning and thus consolidates its results in its consolidated financial statements. Greenpower BVI does not have any equity interest in Guoning, but instead has the right to enjoy economic benefits similar to equity ownership through its Contractual Arrangements with Guoning. As a result, the equity interest from Guoning was recognized as paid-in-capital upon consolidation in the amount of $2,572,503 as of December 31, 2011.

During the three months ended March 31, 2012, a capital injection of $139,014 was received from the Chairman of Guoning for funding the Company’s operation.

Greenpower International Group Limited AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10– RELATED PARTY TRANSACTION

a) Related parties

Name of related parties	Relationship with the Company
Chairman Director A	Management and chairman of the board of directors Management and member of the board of directors
Director B	Management and member of the board of directors

c) The Company had the following related party transactions at:

	March 31, 2012	December 31, 2011
Advances to director A	$68,762	$317,899
Due to Chairman	4,489	-
Due to director B	-	3,223

Advances to director A relate to amounts transferred from Guoning for the purpose of paying professional fees related to the reverse merger on behalf of Greenpower BVI. Due to Chairman and director B is expense reimbursement accrued.

NOTE 11– INCOME TAXES

Prior to January 1, 2008, PRC enterprise income tax (“EIT”), was generally assessed at the rate of 33% of taxable income. In March 2007, a new enterprise income tax law (the “New EIT Law”) in the PRC was enacted which was effective on January 1, 2008. The New EIT Law generally applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises.

Taxes payable consisted of the following at:

	March 31, 2012	December 31, 2011
Corporate tax	$915	$916
Value added tax	(503)	731
Operating tax	4,635	-
Employee tax	3,068	-
Others	1,700	88
	$9,815	$1,735

On December 13, 2011, a tax notice from the Shenzhen Nanshan District Regional Tax Bureau stated that all income generated from the approved EMC contracts entered into by Guoning is exempted from levying business tax and enterprise income tax due to its energy saving nature.

NOTE 12– CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain.

Certain statements made in this Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of Greenpower International Group Limited ("we", "us", "our," or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements included herein are based on our current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Company History

Greenpower International Group Limited, formerly Boxwood Acquisition Corporation, was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company has transitioned from a development stage company to a commercialized entity. The Company has developed several revenue sources and is seeking to expand upon those sources going forward.

For the period covered by this report, the Chief Executive Officer of the Company is Mr. Xiaoping Liu. Greenpower International Group Limited has successfully filed Form S-1/A registration statement as of the date of this filing.

The Company has entered into a business combination with an operating Chinese company that serves as an electrical-use manager in China. An energy management contract ("EMC") is an agreement whereby an industrial business or large user of electricity hires a company to manage their electrical use. The Chinese government is sponsoring tax and other government incentives for companies to enter into EMC contracts. The Chinese electrical-use manager company presently focuses on entering into contracts with outdoor advertising (billboard) companies and essentially replaces the traditional lights on the outdoor advertising with LED lights and by which it receives a share of the reduction in the electrical bill received by the customer. The Chinese electrical-use manager company also sells LED lights to consumers and business via direct sales or wholesale to other retailers. Eight agreements have been entered into as of the date hereof and physical property has been purchased, designed and installed in regard to such business. Further, these contracts are delivering the contractually agreed upon lease payments and income to the Company.

As of March 31, 2012, the Company has generated revenues and has income and cash flows from operations. The continuation of the Company as a going concern is dependent upon the continued growth of its EMC business model as well as other revenue sources, financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, and/or to successfully locate and negotiate with a business entity for the combination of that target company.

Company Overview

The Company is in the business of energy management, with the primary objective of commercializing energy-saving lighting products and services. The Chinese government is sponsoring tax and other government incentives for companies to enter into energy management contracts (“EMC”). A typical EMC is an agreement whereby an industrial business or large user of electricity hires a company to manage their electrical use. The Company presently focuses on entering into EMCs with outdoor advertising (billboard) companies, essentially replacing the traditional lights on the outdoor advertising with LED lights. The Company receives a share of the reduction in the electrical bill received by the customer. The Company also sells LED lights to consumers and businesses via direct sales or wholesale to other retailers.

The Company entered into its first contract for EMC services in 2011, and has started its performance under such contract (the Company also entered into two other EMC service agreements during 2011, but the contracts were subsequently renegotiated with the customers during 2012). During 2012, the Company has added numerous other EMC contracts, and now has approximately 20 EMC agreements in effect Moreover, the EMC service model is a new concept that was just recently introduced to the marketplace, and accordingly, this market has limited history and no long-term track record.

Guoning has established an affiliate branch structure staffed with non-employees rather than directly owned subsidiaries in order to develop franchisees and encourage contractor partners to provide timely and comprehensive services to localized customers in order to promote Guoning. The Company undertakes comprehensive training in all of its affiliate branches, and contractors must ensure professional operation work flow. The Company ranks service quality as its top priority to ensure operational quality by providing the best product mix of lighting equipment materials and quality service.

Guoning opens affiliate branches based on marketing conditions that it perceives to be beneficial for its business combined with the need for Guoning to efficiently develop its business across China. Opening affiliate branches allows Guoning an efficient means to enter regional markets by working in cooperation with local individuals that are more familiar with the regional conditions (e.g. geography, marketing, etc.). Guoning believes that this approach is more effective than if Guoning were to enter these markets itself rather than through cooperation with local representatives. The Company hopes that these efforts will be successfully in quickly growing Guoning’s presence across China.

Comparison of Three Months Ended March 31, 2012 to March 31, 2011

Net revenue for the three months ending March 31, 2012 was $136,867 compared with $45,501 for the three months ending March 31, 2011. The Company’s increase in revenue is a result of the Company change in its business model and focus. As a result of these changes, the net revenue for the period ending March 2012 includes revenue from the Company’s EMC business and LED commission sales revenue. Both of these revenue components for the period ending March 31, 2012 did not exist in the period ending March 31, 2011.

Cost of revenue for the three months ended March 31, 2012 was $9,982, compared to $25,599 for the three months ended March 31, 2011.  All costs are relevant to sales of light products.

Selling expenses for the three months ending March 31, 2012 and 2011 were $110,718 and $0, respectively. The increase in selling expenses in the period ending March 31, 2012 was due to the EMC business model requiring more expenses to obtain agreements, which did not exist in the period ending March 31, 2011. General and administrative expenses for the three months ending March 31, 2012 and 2011 were $513,623 and $47,386, respectively. General and administrative expenses increased significantly due to the Company’s change in its business model and the commitment to its EMC contracts, which required an increase in personnel expenses compared to the same period ending March 31, 2011.

Net investment in direct financing leases as of March 31, 2012 and 2011 were $140,994 and $71,119, respectively. This increase is due to a growth in the number of EMC contracts. Equipment as of March 31, 2012 and December 31, 2011 was $343,054 and $175,672, respectively. This change is also attributable to an increase in the number of EMC contracts. The changes in these accounts during the three months were funded primarily by the change in Accounts Payable due to an increase number of EMC contracts. Accounts Payable as of March 31, 2012 and December 31, 2011 was $262,553 and $17,852, respectively.

Liquidity and Capital Resources

As March 31, 2012, we had working capital deficit of $202,707.  Since December 31, 2011, our working capital has continued to decline as a result of continuing losses from operations.  In order to maintain our current level of operations, we will require additional working capital from either cash flow from operations or from the sale of our equity or debt securities.  If we are unable to acquire additional working capital, we will be required to significantly reduce our current level of operations.  The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

The Company expects to generate additional revenues through its EMC business model. Together with revenue from LED Light sales, franchise revenue, and commission revenue, the Company expects to provide increased liquidity. The Company expects to review strategic partnerships and of additional sources of financing as part of the solution for increased liquidity. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and operating results will be adversely affected.

For the three months ended March 31, 2012, net cash provided by operations was approximately $32,000.  The increase was primarily due to net operating losses, the timing of inventory purchases and accounts payable at year end, an increase in lease payment receivable and unearned income, and net amount of due from/to related party.

As of March 31, 2011, cash was $1,464,700, an increase of $297,205 from December 31, 2010.  For the quarter ended March 31, 2011, cash from operations decreased approximately $34,000.  The decrease was primarily due to operating losses offset by an increase in prepaid expense, a decrease in other receivable, and change in provision for inventory reserve.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Critical Accounting Policies

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and conditions are discussed in Notes 2 of the unaudited financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), our management, under the supervision and with the participation of our Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have identified material weaknesses in our internal control over financial reporting related to the following matters:

•	We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

•	Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform financial reporting. Specifically, this material weakness lead to segregation of duties issues and resulted in adjustments to the consolidated financial statements and disclosures.

Our plan to remediate those material weaknesses remaining is as follows:

•	Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we generate significantly more revenue, or raise significant additional working capital.

•	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

On February 10, 2012 pursuant to a Plan and Agreement of Merger, all of Greenpower BVI’s outstanding shares were acquired by the Company through the exchange of 10,000,000 shares of voting common stock of the Company for all the 50,000 outstanding shares of Greenpower BVI at an exchange ratio of 200 shares of the Company for each share of Greenpower BVI. After the Merger, the Company is authorized to issue 500,000,000 share of common stock and 20,000,000 shares of preferred stock. As of the report date, there is a total of 21,000,000 shares of common stock outstanding and 0 shares of preferred stock outstanding.

Immediately prior to the closing of the Merger on February 10, 2012, there were 50,000 issued and outstanding shares of the Company retroactively restated to reflect the recapitalization of common stock to related parties of the Company’s founders and officers for no consideration and was recognized as a discount on the common stock issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 10, 2012 pursuant to a Plan and Agreement of Merger, all of Greenpower BVI’s outstanding shares were acquired by the Company through the exchange of 10,000,000 shares of voting common stock of the Company for al the 50,000 outstanding shares of Greenpower BVI at an exchange ratio of 200 shares of the Company for each share of Greenpower BVI. After the Merger, the Company is authorized to issue 500,000,000 share of common stock and 20,000,000 shares of preferred stock. As of the report date there is a total of 21,000,000 shares of common stock outstanding and 0 shares of preferred stock outstanding.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c) (3) of Regulation S-K:

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

GREENPOWER INTERNATIONAL GROUP LIMITED

	By:	/s/ Xiaoping Liu
Chief Executive Officer
Dated: June 28, 2012

/s/ Hui Li
Dated: June 28, 2012		Chief Financial Officer

