Form 10-Q
period 2012-06-30
Greenpower International Group Ltd
filed 2012-10-19
CIK 1522211

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Outstanding at
Class	September 15, 2012

Common Stock, par value $0.0001	21,000,000

Documents incorporated by reference:	None

GREENPOWER INTERNATIONAL GROUP LTD.

Form 10-Q

For the Quarter Ended June 30, 2012

GREENPOWER INTERNATIONAL GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash	$11,907	$76,850
Net investment in direct financing leases – current, net of unearned income	14,542	5,844
Advances to related parties	49,155	317,899
Prepaid expense	16,298	55,000
Inventory, net	212,122	4,746
Other receivable	81,390	40,770
Total current assets	385,414	501,109

Deposits	26,945	19,554
Net investment in direct financing leases – noncurrent, net of unearned income	219,295	65,275
Advances to supplier	1,574,059	1,588,840
Equipment, net	393,890	175,672
Total noncurrent assets	2,214,189	1,849,341

Total Assets	$2,599,603	$2,350,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$593,748	$17,852
Accrued liabilities	164,716	120,070
Related party payable	0	3,223
Taxes payable	4,029	1,735
Receipt in advance	9,876	-
Note payable to related parties	310,877	-
Other payable	51,950	3,972
Total current liabilities	1,135,196	146,852

Deposits from franchisees	50,370	-

Total Liabilities	1,185,566	146,852

Stockholders' Equity

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 21,000,000 shares issued and outstanding (2011 – 10,000,000 shares) (1)	2,100	1,000
Discount on common stock issued to founders (1)	(1,000)	(1,000)
Additional paid-in capital (1)	2,710,417	2,572,503
Accumulated other comprehensive income	16,749	31,688
Accumulated deficit	(1,314,229)	(400,593)
Total Stockholders' Equity	1,414,037	2,203,598

Total Liabilities and Stockholders' Equity	$2,599,603	$2,350,450

(1) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

GREENPOWER INTERNATIONAL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue, net
Products	$13,210	$574	$19,708	$46,075
Leases	37,792	-	59,795	-
Franchising fee revenue	-	-	15,822	-
Commision revenue	-	-	92,429	-
Total revenue, net	51,002	574	187,754	46,075

Cost of revenue
Products	4,882	157	14,864	25,756
Total cost of revenue	4,882	157	14,864	25,756

Gross profit	46,120	417	172,890	20,319

Operating expenses:
Selling expense	162,552	30,605	273,270	30,605
General and administrative expenses	300,124	58,826	813,746	106,212
Total operating expenses	462,676	89,431	1,087,016	136,817
Operating loss	(416,556)	(89,014)	(914,126)	(116,498)

Other income	848	248	935	515
Other expense	(270)	(314)	(445)	(314)
Total other income (expense)	578	(67)	490	200
Loss before taxes	(415,978)	(89,081)	(913,636)	(116,298)

Income taxes	-	205	-	459

Net loss from continuing operation	(415,978)	(89,285)	(913,636)	(116,756)

Net loss from discontinued operation	-	-	-	6,354

Net loss	$(415,978)	$(89,285)	$(913,636)	$(123,110)

Loss per share - basic and diluted	$(0.02)	$-	$(0.05)	$-
Weighted average number of common shares outstanding - basic and diluted (2)	21,000,000	-	18,521,978	-

Other comprehensive income:
Foreign currency translation adjustment	(13,246)	60,155	(14,939)	68,713

Net comprehensive loss	$(429,224)	$(29,130)	$(928,575)	$(54,397)

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

GREENPOWER INTERNATIONAL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Accum Other
		Amount	Discount on	Additional Paid	Comprehensive	Accumulated
	Shares	(par $0.0001)	Common Stock	In Capital	Income	Deficit	Total

Balance at September 16, 2011 (Inception)	-	$-	$-	$-	$-	$-	$-

Foreign currency translation	-	-	-	-	31,688	-	31,688
Common stock issued at a discount	10,000,000	1,000	(1,000)	-	-	-	-
Equity investment	-	-	-	2,572,503	-	-	2,572,503
Net loss	-	-	-	-	-	(400,593)	(400,593)
Balance at December 31, 2011 (3)	10,000,000	1,000	(1,000)	2,572,503	31,688	(400,593)	2,203,598

Foreign currency translation	-	-	-	-	(14,939)	-	(14,939)
Share exchange pursuant to merger agreement	10,000,000	1,000	-	(1,000)	-	-	-
Recapitalization	1,000,000	100	-	(100)	-	-	-
Proceeds from director	-	-	-	139,014	-	-	139,014
Net loss	-	-	-	-	-	(913,636)	(913,636)

Balance at June 30, 2012 (unaudited)	21,000,000	$2,100	$(1,000)	$2,710,417	$16,749	$(1,314,229)	$1,414,037

(3) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

GREENPOWER INTERNATIONAL GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

Operating Activities
Net loss	$(913,636)	$(123,110)

Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	18,367	5,277
Loss on disposal of discontinued operations	-	6,354
Provision for inventory allowance	(9,301)	(14,818)
Changes in operating assets and liabilities:
Prepaid expense	38,617	29,461
Inventory	(199,147)	(758)
Deposits	(7,612)	15,581
Other receivable	(40,834)	(19,118)
Lease payment receivable	(588,057)	-
Accounts payable	579,052	-
Accrued liabilities	46,000	-
Received in advance	60,559	743
Taxes payable	2,322	(524)
Other payable	48,054	3,697
Unearned income	423,830	-
Net cash used in operating activities	(541,786)	(97,215)

Investing Activities
Purchase of equipment	(238,317)	(46,812)
Net cash used in investing activities	(238,317)	(46,812)

Financing Activities
Proceeds from director	139,014	309,242
Proceeds from issuance of common stock warrants	-	943,473
Repayment to related party	(3,210)	-
Proceeds from related party	575,918	-
Net cash provided by financing activities	711,722	1,252,716

Effect of change in exchange rate on cash	3,438	27,278
Net change in cash during the period	(64,943)	1,135,966

Cash, beginning of period	76,850	297,205
Cash, end of period	$11,907	$1,433,172

The accompanying notes are an integral part of these condensed consolidated financial statements

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As a result of the Acquisition, Greenpower BVI has become a wholly owned subsidiary of the Company and the Company has taken over the management and control of Greenpower BVI. The Company has taken over the operations and business plan of Greenpower BVI, which has management and voting control over Shenzhen Guoning New Energy Investment Co., Ltd, a company formed under the laws of Guangdong, China (“Guoning”), through a variable investment entity ("VIE") structure pursuant to contractual agreements dated October 26, 2011 and subsequently strengthened in February 2012.

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

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Principles of consolidation

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, the Company is required to include in its consolidated financial statements the financial statements of variable interest entities (“VIE”). ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which the Company, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. The consolidated financial statements include the accounts of the Company and its variable interest entity, Guoning, for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The assets and liabilities and revenues and expenses of Guoning have been included in the accompanying consolidated financial statements. As of June 30, 2012 and December 31, 2011, net assets included in consolidated balance sheets total $1,414,037 and $2,203,598, respectively. For the six months ended June 30, 2012 and 2011, the consolidated revenue was $187,754 and $46,075, respectively. Currently there are contractual arrangements that could require the Company to provide additional financial support to the consolidated VIE.

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

Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade receivables and advances to suppliers. As of June 30, 2012 and December 31, 2011, part of the Company's cash was held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to suppliers, the Company extends credit based on evaluations of the customers' and suppliers' financial position and business history with the Company. The Company generally is required to make advances to suppliers.

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

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign currency exchange rate risk

Starting July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The appreciation of the U.S. dollar against RMB was approximately 0.73% and -1.85% during the six months ended June 30, 2012 and 2011, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Concentration with one supplier

We currently rely on one supplier to supply 100% of the LED lights which we install for our EMC business. Our supply may be interrupted or impaired by manufacturing issues that supplier may experience. There is no guarantee that any supplier will be able to meet our future demands. We may not have the ability to substitute material from an alternate source. If we experience product or equipment shortages as a result of supplier issues, such shortages could have an adverse impact on our ability to sell our services and products and negatively impact our revenue.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of June 30, 2012 and December 31, 2011, all of our cash was denominated in RMB and was partially held on hand by Guoning. RMB is not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a weighted average basis. The Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory inherited from the prior entity of Guoning was fully reserved in the prior year. As of June 30, 2012 and December 31, 2011, the total reserve for inventory was $94,927 and $105,207, respectively.

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

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Investment in direct financing lease

The Company’s leasing operations consist primarily of leasing LED lights in connection with their EMC business. The LED lights are leased under five to six year direct finance leases We use the direct financing method of accounting to record income from direct financing leases. At the inception of our leases, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs, and unguaranteed residual value (gross investment) less the unearned income. The difference between the gross investment and the cost of the leased equipment is recorded as unearned income at the inception of the lease.

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

Franchising

The Company sells individual franchises as well as territory agreements in the form of store development agreements (“SDA agreements”) that grant the right to develop show rooms in designated areas. Our franchise and SDA agreements typically require the franchisee to pay an initial nonrefundable fee, refundable deposits, and continuing fees, or royalty income, based upon a percentage of sales. The franchisee will typically pay us a renewal fee if we approve a renewal of the franchise agreement. Such fees are paid by franchisees to obtain the rights associated with these franchises or SDA agreements. Initial franchise fee revenue is recognized upon substantial completion of the services required of the Company as stated in the franchise agreement, which is generally upon opening of the respective store. Fees collected in advance are deferred until earned, with deferred amounts expected to be recognized as revenue within one year classified as current deferred income in the consolidated balance sheets. Royalty income is based on a percentage of franchisee gross sales and is recognized when earned, which occurs at the franchisees’ point of sale. Renewal fees are recognized when a renewal agreement with a franchisee becomes effective. Occasionally, the Company offers incentive programs to franchisees in conjunction with a franchise, SDA, or renewal agreement and, when appropriate, records the costs of such programs as reductions of revenue.

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Advertising

Advertising costs are charged to operations when incurred. For the six months ended June 30, 2012 and 2011, the amount charged to advertising expense was $2,267 and $459, respectively.

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

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of Guoning is the local currency, Renminbi (“RMB”). For consolidation purposes, the financial statements of Guoning are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The exchange rates in effect as of June 30, 2012 and December 31, 2011 were RMB 1.00 for USD $0.1574 and USD $0.1527, respectively. The average exchange rates for the six months period ended June 30, 2012 and 2011 were RMB 1.00 for USD $0.1582 and USD $0.1529, respectively. At June 30, 2012 and December 31, 2011, the cumulative translation adjustment of ($14,939) and $31,688, respectively, was classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the balance sheets. There was no significant fluctuation in the exchange rate for the conversion of RMB to United States dollars after the balance sheet date.

Loss per common share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of June 30, 2012 and 2011, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011

Loss available for common shareholder	$(415,978)	$(89,285)	$(913,636)	$(123,110)
Basic and fully diluted loss per share	$(0.02)	$-	$(0.05)	$-

Weighted average common shares outstanding - basic and diluted	21,000,000	-	18,521,978	-

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

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – GOING CONCERN

The Company has sustained operating losses of $1,314,229 since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

Management began a new business model after divesting the prior business component in 2011. On September 28, 2011, Guoning entered into an agreement with a new customer initiating the new business model - Energy Management Contract (“EMC”). EMC model focuses essentially on replacing customers’ current illumination equipment with energy effective LED lights and charges based on an agreed percentage of savings on monthly utility bills. During the second quarter of 2012, the Company has 23 additional customers (out of 31 total) contracts under this new business model. The Company expects the EMC model will deliver additional customers in a systematic and orderly manner in the future. The Company is marketing this lease model to customers in a manner that will generate initial smaller contracts with follow on orders for lights that recur with the same customer over time. In addition to addressing the market with its lease model, the Company is expanding its presence in the market via branch/affiliate offices. The Company expects these additional offices will add to the direct sales of LED lights in the market. The Company continues to explore combinations and/or partnerships with suppliers to become the ultimate distributor of LED lights in the commercial and other markets in China.

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5–NET INVESTMENT IN DIRECT FINANCING LEASE

Our direct financing leases include a lease of the LED advertising lights under our EMC business model. Under the terms of the contracts in force as of June 30, 2012, we are paid monthly payments. At the end of the lease terms for each contract that last either 5 or 6 years, we will convey all of our LED advertising lights installed to the lessee for no payment. In addition, the contract requires the customer to pay for installation of the LED lights and also to compensate the Company an amount of approximately 2,200 RMB (USD$350) per light if the lights are stolen or damaged by the customer. The customer is also affirmatively required by the contract to maintain the LED lights in a manner so that they do not become damaged.

The following table lists the components of the net investment in direct financing leases at June 30, 2012:

	June 30,	December 31,
	2012	2011
Total minimum lease payment to be received	$834,844	$252,169
Less: unearned income	(601,007)	(181,050)
Net investment in direct financing leases	233,837	71,119
Less: current portion	(14,542)	(5,844)
Long-term portion of net investment in direct financing leases	$219,295	$65,275

Residual values of leased equipment and initial direct costs are estimated to be insignificant. At June 30, 2012, minimum lease payments to be received for each of the five succeeding fiscal years are:

Year	Amount
2012	$90,507
2013	178,366
2014	169,775
2015	160,203
2016	133,750
Thereafter	102,243
$834,844

NOTE 6– INVENTORY, NET

Inventory consisted of the following at:

	June 30, 2012	December 31, 2011
Inventory	$307,049	$109,953
Less: reserve for inventory	(94,927)	(105,207)
	$212,122	$4,746

Inventory inherited from the prior entity of Guoning was fully reserved in the prior year.

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7– ADVANCES TO SUPPLIER

On September 25, 2011, the Company entered into a Joint Development, Customization and Equity Allocation Contract on LED Advertising Lamp (“Agreement”) with its sole supplier to develop and produce the LED lighting sets on a collaborative basis. Under the Agreement, Guoning can order product units from the supplier with pre-agreed prices on a defined timeline of anticipated product acquisitions. Guoning shall prepay 10,000,000 RMB (USD$1,574,059) in respect of production lamps to be produced in two equal installments, 5,000,000 RMB (USD$787,030) on the signing day and 5,000,000 RMB (USD$787,029) after the total production exceeds 2,000 units. The 10,000,000 RMB (USD$1,574,059) deposit remains with the supplier and can only be applied upon future LED purchases greater than the first 200,000 units ordered. The supplier is obligated to provide product maintenance for free for five years and product change service if quality issues arise. In the warranty period, if the equipment is faulty, because of product quality issues, it is to be changed by the supplier without charge. The Agreement also provides that research and development expenses are spent by the supplier, and Guoning agreed to pay a mold fee of 475,600 RMB (USD$74,862), which is recorded as accrued liabilities as of June 30, 2012. Further, the supplier invested in, and subsequently granted to, Guoning, the product patent right, trademark right, software copyright and the domestic marketing exclusivity right. In consideration, the supplier will be granted 10 million shares in Guoning when such patent rights are received by the supplier and then duly available to Guoning. As of June 30, 2012, none of the patents have been approved.

NOTE 8– EQUIPMENT, NET

Equipment consisted of the following at:

	June 30,	December 31,
	2012	2011
Vehicle	$50,921	$51,399
Equipment	49,928	42,582
Leasehold improvements	23,611	23,833
	124,460	117,814
Less: accumulated depreciation	37,548	20,540
	86,912	97,274
Equipment for lease- LED lights	306,978	78,398
	$393,890	$175,672

The depreciation for the six months ended June 30, 2012 and 2011 was $18,367 and $5,277, respectively. Equipment for lease – LED lights are LED advertising lights purchased for leasing purposes, of which we have a direct financing lease as more fully described in Note 9. LED lights are not subject to depreciation.

NOTE 9– STOCKHOLDERS’ EQUITY

Immediately prior to the closing of the Merger on February 10, 2012, there were 50,000 issued and outstanding shares of the Company retroactively restated to reflect the recapitalization of common stock to related parties of the Company’s founders and officers for no consideration and was recognized as a discount on the common stock issued.

On February 10, 2012, pursuant to a Plan and Agreement of Merger, all of Greenpower BVI’s outstanding shares were acquired by the Company through the exchange of 10,000,000 shares of voting common stock of the Company for all the 50,000 outstanding shares of Greenpower BVI at an exchange ratio of 200 shares of the Company for each share of Greenpower BVI. After the Merger, the Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. Currently, the Company has a total of 21,000,000 shares of common stock outstanding.

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

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the six months ended June 30, 2012, a capital injection of $139,014 was received from the Chairman of Guoning for funding the Company’s operation.

NOTE 10– RELATED PARTY TRANSACTION

a) Related parties

Name of related parties	Relationship with the Company
Chairman	Management and chairman of the board of directors
Director A	Management and member of the board of directors
Director B	Management and member of the board of directors

b) The Company had the following related party transactions at:

	June 30, 2012	December 31, 2011
Advances to director A	$49,155	$317,899
Due to director B	-	3,223
Note payable to Chairman	232,174	-
Note payable to director A	78,703	-

Advances to director A relate to amounts transferred from Guoning for the purpose of paying professional fees related to the reverse merger on behalf of Greenpower BVI. Due to Chairman and director B is expense reimbursement accrued. Notes payable to Chairman and director A are unsecured and bear annual interest at 1%. These notes were obtained to fund working capital in the second quarter of 2012.

NOTE 11– INCOME TAXES

Prior to January 1, 2008, PRC enterprise income tax (“EIT”) was generally assessed at the rate of 33% of taxable income. In March 2007, a new enterprise income tax law (the “New EIT Law”) in the PRC was enacted which was effective on January 1, 2008. The New EIT Law generally applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises.

Taxes payable consisted of the following at:

	June 30, 2012	December 31, 2011
Corporate tax	$907	$916
Value added tax	972	731
Employee tax	3,133	-
Others	(983)	88
	$4,029	$1,735

GREENPOWER INTERNATIONAL GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained the Annual Report on Form 10-K for the year ended December 31, 2011. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain.

Certain statements made in this Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of Greenpower International Group Limited ("we", "us", "our," or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements included herein are based on current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

The Company has taken over the operations and business plan of Greenpower BVI, which has management and voting control over Shenzhen Guoning New Energy Investment Co., Ltd, an operating Chinese company that serves as an electrical-use manager in China (“Guoning”), through a variable investment entity ("VIE") structure pursuant to contractual agreements dated October 26, 2011 and subsequently strengthened in February 2012.

The Company entered into a business combination with Guoning,. An energy management contract ("EMC") is an agreement whereby an industrial business or large user of electricity hires a company to manage their electrical use. The Chinese government is sponsoring tax and other government incentives for companies to enter into EMC contracts. The Chinese electrical-use manager company presently focuses on entering into contracts with outdoor advertising (billboard) companies and essentially replaces the traditional lights on the outdoor advertising with LED lights and by which it receives a share of the reduction in the electrical bill received by the customer. The Chinese electrical-use manager company also sells LED lights to consumers and business via direct sales or wholesale to other retailers. Eight agreements have been entered into as of the date hereof and physical property has been purchased, designed and installed in regard to such business. Further, these contracts are delivering the contractually agreed upon lease payments and income to the Company.

As of June 30, 2012, the Company has generated revenues, income and cash flows from its approximately 31 EMC contracts in effect. Notwithstanding the generation of such revenues, the Company has sustained operating losses of $1,314,229 since inception. The Company’s independent certified public accountants have issued a note in the financial statements regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued growth of its EMC business as well as other revenue sources, financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, and/or to successfully locate and negotiate with a business entity for the combination of that target company.

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

The Company entered into its first contract for EMC services in 2011, and has started its performance under such contract (the Company also entered into two other EMC service agreements during 2011, but the contracts were subsequently renegotiated with the customers during 2012). During the first two quarters of 2012, the Company added other EMC contracts, and as of the date of this Report has approximately 31 EMC agreements in effect. Moreover, the Company believes that since the EMC service contract model is a new concept that was just recently introduced to the marketplace, the market has limited history and no long-term track record on which to base its performance.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 to June 30, 2011

Net revenue for the three months ending June 30, 2012 was $51,002 compared with $574 for the three months ending June 30, 2011. The Company’s increase in revenue is a result of the Company change in its business model and focus. As a result of these changes, the net revenue for the period ending June 30, 2012 includes revenue from the Company’s EMC business and LED commission sales revenue. Both of these revenue components for the period ending June 30, 2012 did not exist in the same period of 2011.

Cost of revenue for the three months ended June 30, 2012 was $4,882, compared to $157 for the three months ended June 30, 2011.  All costs are relevant to sales of light products.

Selling expenses for the quarter ending June 30, 2012 and 2011 were $162,552 and $30,605, respectively. The increase in selling expenses in the period ending June 30, 2012 was due to the EMC business model requiring more expenses to obtain agreements, which did not exist in the comparable period of 2011. General and administrative expenses for the quarter ending June 30, 2012 and 2011 were $300,124 and $58,826, respectively. General and administrative expenses increased significantly due to the Company’s change in its business model and the commitment to its EMC contracts, which required an increase in personnel expenses compared to the same period of 2011, in addition to increased costs to maintain a public reporting company.

Comparison of Six Months Ended June 30, 2012 to June 30, 2011

Net revenue for the six months ending June 30, 2012 was $187,754 compared with $46,075 for the six months ending June 30, 2011. The Company’s increase in revenue is a result of the Company change in its business model and focus. As a result of these changes, the net revenue for the period ending June 30, 2012 includes revenue from the Company’s EMC business and LED commission sales revenue. Both of these revenue components for the six months period ending June 30, 2012 did not exist in the comparable period ending in 2011.

Cost of revenue for the six months ended June 30, 2012 was $14,864, compared to $25,756 for the six months ended June 30, 2011.  All costs are relevant to sales of light products.

Selling, general and administrative expenses for the first six months of 2012 totaled $1,087,016 versus $136,817 in the comparable period for 2011. The increase of $950,199 or 694.50% was primarily attributed to the Company’s change in its business model and the commitment to its EMC contracts, which required an increase in personnel expenses compared to the same period of 2011, in addition to increased costs to maintain a public reporting company.

Net investment in direct financing leases as of June 30, 2012 and December 31, 2011 were $233,837 and $71,119, respectively. This increase is due to a growth in the number of EMC contracts. Equipment as of June 30, 2012 and December 31, 2011 was $393,890 and $175,672, respectively. This change is attributable to an increase in the number of LED lights purchased for the coming new EMC contracts. Inventory went up from $4,746 as of December 31, 2011 to $212,122 as of June 30, 2012. Variance mainly came from light bulbs inventory purchased for stock sales. The changes in these accounts during the six months were funded primarily by the change in accounts payable and notes payable to related parties. Accounts payable as of June 30, 2012 and December 31, 2011 was $593,748 and $17,852, respectively; notes payable to related party was $310,877 and zero as of June 30, 2012 and December 31, 2011, respectively.

Liquidity and Capital Resources

As June 30, 2012, we had working capital deficit of $749,782.  Since December 31, 2011, our working capital has continued to decline as a result of continuing losses from operations.  In order to maintain our current level of operations, we will require additional working capital from either cash flow from operations or from the sale of our equity or debt securities.  If we are unable to acquire additional working capital, we will be required to significantly reduce our current level of operations.  The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

Cash flows used in operating activities were $541,786 as compared to $97,215 for the six months ending June 30, 2012 and 2011, respectively. The decrease of approximately $445,000 in cash flows provided by operations compared with the prior period resulted from net operating losses and changes in operating assets and liabilities, primarily from the timing of inventory purchases and accounts payable at year end, an increase in lease payment receivable and unearned income.

Cash flows used in investing activities were $238,317 and $46,812 for the six months ending June 30, 2012 and 2011, respectively, primarily attributed to an increase in the number of LED lights purchased for the coming new EMC contracts.

For the six months ending June 30, 2012 and 2011, cash flows provided by financing activities were $711,722 and $1,252,716, respectively. The deduction primarily came from attributed to the decrease in proceeds received from director, related parties, and issuance of common stock warrants.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Critical Accounting Policies

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and conditions are discussed in Note 2 of the unaudited financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by smaller reporting companies.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company’s management, under the supervision and with the participation of its Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified material weaknesses in our internal control over financial reporting related to the following matters:

☐	A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

☐	A lack of sufficient personnel in the accounting function due to limited resources with appropriate skills, training and experience to perform financial reporting. Specifically, this material weakness lead to segregation of duties issues and resulted in adjustments to the consolidated financial statements and disclosures.

The Company’s plan to remediate those material weaknesses remaining is as follows:

☐	Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raise significant additional working capital.

☐	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENPOWER INTERNATIONAL GROUP LIMITED

Dated: October 15, 2012	By:	/s/ Xiaoping Liu
Chief Executive Officer

Dated: October 15, 2012		/s/ Hui Li
Chief Financial Officer

