Form 10-Q
period 2012-09-30
Greenpower International Group Ltd
filed 2012-11-19
CIK 1522211

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 000-54424

GREENPOWER INTERNATIONAL GROUP LIMITED

(Exact name of registrant as specified in its charter)

Delaware	45-1877342
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1808 Aston Avenue, Suite 265

Carlsbad, California 92008

(Address of principal executive offices) (zip code)

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common Stock, par value $0.0001	21,000,000 shares

Documents incorporated by reference:	None

GREENPOWER INTERNATIONAL GROUP LTD.

Form 10-Q

For the Quarter Ended September 30, 2012

2

PART I

ITEM 1. FINANCIAL STATEMENTS

Greenpower International Group Limited AND SUBSIDIARy

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

index to CONSOLIDATED financial statements
(Unaudited)

Page

Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011	5

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2012 and 2011	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	8

Notes to Condensed Consolidated Financial Statements	9-18

Greenpower International Group Limited AND SUBSIDIARy

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash	$12,977	$76,850
Accounts receivable, net	137,546	-
Net investment in direct financing leases – current, net of unearned income	33,074	5,844
Advances to related parties	55,820	317,899
Prepaid expense	39,449	55,000
Inventory, net	334,501	4,746
Other receivable	94,007	40,770
Total current assets	707,374	501,109

Deposits	75,380	19,554
Net investment in direct financing leases – noncurrent, net of unearned income	384,226	65,275
Advances to supplier	1,591,140	1,588,840
Equipment, net	341,555	175,672
Total noncurrent assets	2,392,301	1,849,341

Total Assets	$3,099,675	$2,350,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$606,278	$17,852
Accrued liabilities	158,369	120,070
Receipt in advance	173,080	-
Short term borrowings	520,243	-
Notes payable to related parties	476,547	-
Taxes payable	16,710	1,735
Other payable	35,307	7,195
Total current liabilities	1,986,534	146,852

Deposits from franchisees	38,188	-

Total Liabilities	2,024,722	146,852

Stockholders' Equity

Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 21,000,000 shares issued and outstanding (2011 – 10,000,000 shares) (1)	2,100	1,000
Discount on common stock issued to founders (1)	(1,000)	(1,000)
Additional paid-in capital (1)	2,710,417	2,572,503
Accumulated other comprehensive income	35,283	31,688
Accumulated deficit	(1,671,847)	(400,593)
Total Stockholders' Equity	1,074,953	2,203,598

Total Liabilities and Stockholders' Equity	$3,099,675	$2,350,450

(1) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

Greenpower International Group Limited AND SUBSIDIARy

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue, net
Products	$188,820	$1,790	$208,528	$47,865
Leases	68,751	-	128,546	-
Franchising	-	-	15,797	-
Commision	-	-	92,282	-
Total revenue, net	257,571	1,790	445,153	47,865

Cost of revenue
Products	90,799	871	105,663	26,627
Total cost of revenue	90,799	871	105,663	26,627
Gross profit	166,772	919	339,490	21,238

Operating expenses:
Selling expense	206,969	43,530	480,239	74,135
General and administrative expenses	305,307	151,069	1,119,053	257,281
Total operating expenses	512,276	194,599	1,599,292	331,416
Operating loss	(345,504)	(193,680)	(1,259,802)	(310,179)

Other income	783	250	1,719	765
Other expense	(12,726)	(41)	(13,171)	(355)
Total other income (expense)	(11,943)	209	(11,452)	410
Loss before income taxes	(357,447)	(193,471)	(1,271,254)	(309,769)

Income taxes	-	543	-	1,001

Net loss from continuing operation	(357,447)	(194,014)	(1,271,254)	(310,770)

Net loss from discontinued operation	-	-	-	6,354

Net loss	$(357,447)	$(194,014)	$(1,271,254)	$(317,124)

Loss per share - basic and diluted	$(0.02)	$-	$(0.07)	$-
Weighted average number of common shares outstanding - basic and diluted (2)	21,000,000	-	19,354,015	-

Other comprehensive income:
Foreign currency translation adjustment	18,534	(24,688)	3,595	44,025
Net comprehensive loss	$(338,913)	$(218,702)	$(1,267,659)	$(273,099)

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

Greenpower International Group Limited and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accum Other
		Amount	Discount on	Additional Paid	Comprehensive	Accumulated
	Shares	(par $0.0001)	Common Stock	In Capital	Income	Deficit	Total

Balance at September 16, 2011 (Inception)	-	$-	$-	$-	$-	$-	$-

Foreign currency translation	-	-	-	-	31,688	-	31,688
Common stock issued at a discount	10,000,000	1,000	(1,000)	-	-	-	-
Equity investment	-	-	-	2,572,503	-	-	2,572,503
Net loss	-	-	-	-	-	(400,593)	(400,593)

Balance at December 31, 2011 (3)	10,000,000	1,000	(1,000)	2,572,503	31,688	(400,593)	2,203,598

Foreign currency translation	-	-	-	-	3,595	-	3,595
Share exchange pursuant to merger agreement	10,000,000	1,000	-	(1,000)	-	-	-
Recapitalization	1,000,000	100	-	(100)	-	-	-
Proceeds from director	-	-	-	139,014	-	-	139,014
Net loss	-	-	-	-	-	(1,271,254)	(1,271,254)

Balance at September 30, 2012 (unaudited)	21,000,000	$2,100	$(1,000)	$2,710,417	$35,283	$(1,671,847)	$1,074,953

(3) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

Greenpower International Group Limited AND SUBSIDIARy

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

Operating Activities
Net loss	$(1,271,254)	$(317,124)

Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	19,719	12,287
Loss on disposal of discontinued operations	-	6,354
Provision for inventory allowance	(10,783)	(18,125)
Changes in operating assets and liabilities:
Accounts receivable	(136,527)	-
Prepaid expense	15,834	(33,753)
Inventory	(316,675)	(6,052)
Other receivable	(53,023)	(1,113)
Deposits	(55,398)	(2,631)
Advances to suppliers	-	(771,567)
Lease payment receivable	(1,112,712)	-
Unearned income	769,118	-
Accounts payable	584,176	-
Accrued liabilities	37,851	73,215
Received in advance	171,838	837
Taxes payable	14,865	(649)
Other payable	31,105	6,300
Deposits from franchisees	37,913	-
Net cash used in operating activities	(1,273,951)	(1,052,022)

Investing Activities
Purchase of equipment	(183,135)	(47,122)
Net cash used in investing activities	(183,135)	(47,122)

Financing Activities
Proceeds from director	139,014	309,242
Proceeds from issuance of common stock warrants	-	2,190,548
Short term borrowings	517,481	-
Repayment to related parties	(305,307)	-
Proceeds from related parties	1,038,245	-
Net cash provided by financing activities	1,389,433	2,499,790

Effect of change in exchange rate on cash	3,780	31,962
Net change in cash during the period	(63,873)	1,432,608

Cash, beginning of period	76,850	297,205
Cash, end of period	$12,977	$1,729,813

The accompanying notes are an integral part of these consolidated financial statements

Greenpower International Group Limited AND SUBSIDIARy

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BUSINESS Organization and description

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

Guoning was formed in January 2011 and was formerly known as Shenzhen Muren Technology Industry Co., Ltd. (“Muren”). Muren was incorporated in the Guangdong Province, Shenzhen City of the People’s Republic of China (the “PRC”) on March 4, 2004 as a limited liability company with no common shares issued or outstanding. Prior to January 4, 2011, Guoning was in the business of purchasing, assembling, and furnishing customized, made to customer order laboratory equipment, furniture and lighting instruments. On January 4, 2011, in connection with the execution of an Equity Transfer Agreement (the “Agreement”), Mr. RenHua He (“He”), the vice president and one of the two shareholders, transferred his ownership to the other shareholder, Mr. Jiong Zhang (“Zhang”), who became the Chairman of a newly registered entity, Guoning. Pursuant to the Agreement, Guoning’s prior business in laboratory equipment and furniture was divested to He, leaving a focus on the LED lighting business going forward.

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

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Greenpower International Group Limited AND SUBSIDIARy

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reverse merger accounting

Since former Greenpower BVI security holders owned, after the Merger, approximately 97.5% of the Company’s shares of common stock, and as a result of certain other factors, including that all members of the Company's executive management are from Greenpower BVI, Greenpower BVI is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States ("US GAAP"). These consolidated financial statements reflect the historical results of Greenpower BVI prior to the merger and that of the combined company following the merger, and do not include the historical financial results of the Company prior to the completion of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

Principles of consolidation

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, a company is required to include in its consolidated financial statements the financial statements of variable interest entities (“VIE”). ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which a company, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity. The consolidated financial statements include the accounts of Greenpower BVI and its variable interest entity, Guoning, for which Greenpower BVI is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The assets and liabilities and revenues and expenses of Guoning have been included in the accompanying consolidated financial statements. As of September 30, 2012 and December 31, 2011, net assets included in consolidated balance sheets total $1,074,953 and $2,203,598, respectively. For the nine months ended September 30, 2012 and 2011, the consolidated revenue was $445,153 and $47,865, respectively. Currently there are contractual arrangements that could require Greenpower BVI to provide additional financial support to the consolidated VIE.

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

Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade receivables and advances to suppliers. As of September 30, 2012 and December 31, 2011, part of the Company's cash was held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to suppliers, the Company extends credit based on evaluations of the customers' and suppliers' financial position and business history with the Company. The Company generally is required to make advances to suppliers.

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

Greenpower International Group Limited AND SUBSIDIARy

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign currency exchange rate risk

Starting July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The appreciation of the U.S. dollar against RMB was approximately 0.04% and -3.15% during the nine months ended September 30, 2012 and 2011, respectively. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of September 30, 2012 and December 31, 2011, all of our cash was denominated in RMB and was partially held on hand by Guoning. RMB is not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

Allowance for sales returns and doubtful accounts

On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  We will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% of the net sales price.  We will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory.  The allowance for sales returns and doubtful accounts at September 30, 2012 and December 31, 2011 is zero.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined on a weighted average basis. The Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventory inherited from the prior entity of Guoning was fully reserved in the prior year. As of September 30, 2012 and December 31, 2011, the total reserve for inventory was $94,576 and $105,207, respectively.

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

Greenpower International Group Limited AND SUBSIDIARy

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Commission

From time to time the Company facilitates the sale of products to markets both inside and outside of China. As such, the Company recognizes contractually agreed revenue based upon the delivery of products to an end user customer. Revenue from these types of agreements is recognized when the transaction is substantially finished and upon receipt of the commission payment.

Greenpower International Group Limited AND SUBSIDIARy

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cost of revenue

Cost of revenue consists primarily of the purchase price of light bulbs products and content sold by us, inbound shipping charges, and packaging supplies. Shipping charges to receive products from our suppliers are included in inventory cost, and recognized as “cost of revenue” upon sale of products to our customers. Payment processing and related transaction costs, including those associated with seller transactions, are classified in “selling expenses” on our consolidated statements of operations. Any write downs of inventory to lower of cost or market value are also recorded in cost of revenue.

Advertising

Advertising costs are charged to operations when incurred. For the nine months ended September 30, 2012 and 2011, the amount charged to advertising expense was $2,351 and $459, respectively.

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

Foreign currency translation

The reporting currency is the U.S. dollar. The functional currency of Guoning is the local currency, Renminbi (“RMB”). For consolidation purposes, the financial statements of Guoning are translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The exchange rates in effect as of September 30, 2012 and December 31, 2011 were RMB 1.00 for USD $0.1591 and USD $0.1589, respectively. The average exchange rates for the nine months period ended September 30, 2012 and 2011 were RMB 1.00 for USD $0.1580 and USD $0.1539, respectively. At September 30, 2012 and December 31, 2011, the cumulative translation adjustment of $35,283 and $31,688, respectively, was classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the balance sheets. There was no significant fluctuation in the exchange rate for the conversion of RMB to United States dollars after the balance sheet date.

Greenpower International Group Limited AND SUBSIDIARy

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss per common share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of September 30, 2012 and 2011, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Loss available for common shareholder	$(357,447)	$(194,014)	$(1,271,254)	$(317,124)
Basic and fully diluted loss per share	$(0.02)	$-	$(0.07)	$-

Weighted average common shares outstanding - basic and diluted	21,000,000	-	19,354,015	-

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

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year presentation.  Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and had no effect on previously reported results of operations.

Greenpower International Group Limited AND SUBSIDIARy

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – GOING CONCERN

The Company has sustained operating losses of $1,671,847 since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

Management began a new business model after divesting the prior business component in 2011. On September 28, 2011, Guoning entered into an agreement with a new customer initiating the new business model - Energy Management Contract (“EMC”). EMC model focuses essentially on replacing customers’ current illumination equipment with energy effective LED lights and charges based on an agreed percentage of savings on monthly utility bills. During the third quarter of 2012, the Company has 26 additional customers (out of 58 total) contracts under this new business model. The Company expects the EMC model will deliver additional customers in a systematic and orderly manner in the future. The Company is marketing this lease model to customers in a manner that will generate initial smaller contracts with follow on orders for lights that recur with the same customer over time. In addition to addressing the market with its lease model, the Company is expanding its presence in the market via branch and affiliate offices. The Company expects these additional offices will add to the direct sales of LED lights in the market. The Company continues to explore combinations and/or partnerships with suppliers to become the ultimate distributor of LED lights in the commercial and other markets in China.

Greenpower International Group Limited AND SUBSIDIARy

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – NET INVESTMENT IN DIRECT FINANCING LEASE

Our direct financing leases include a lease of the LED advertising lights under our EMC business model. Under the terms of the contracts in force as of September 30, 2012, we are paid monthly payments. At the end of the lease terms for each contract that last either 5 or 6 years, we will convey all of our LED advertising lights installed to the lessee for no payment. In addition, the contract requires the customer to pay for installation of the LED lights and also to compensate the Company an amount of approximately 2,200 RMB (USD$350) per light if the lights are stolen or damaged by the customer. The customer is also affirmatively required by the contract to maintain the LED lights in a manner so that they do not become damaged.

The following table lists the components of the net investment in direct financing leases at September 30, 2012:

	September 30,	December 31,
	2012	2011
Total minimum lease payment to be received	$1,373,291	$252,169
Less: unearned income	(955,992)	(181,050)
Net investment in direct financing leases	417,300	71,119
Less: current portion	(33,074)	(5,844)
Long-term portion of net investment in direct financing leases	$384,226	$65,275

Residual values of leased equipment and initial direct costs are estimated to be insignificant. At September 30, 2012, minimum lease payments to be received for each of the five succeeding fiscal years are approximately:

Year	Amount
2012	$80,000
2013	282,000
2014	272,000
2015	262,000
2016	233,000
Thereafter	244,000
$1,373,000

NOTE 6 – INVENTORY, NET

Inventory consisted of the following at:

	September 30,	December 31,
	2012	2011
Inventory	$429,077	$109,953
Less: reserve for inventory	(94,576)	(105,207)
	$334,501	$4,746

Inventory inherited from the prior entity of Guoning was fully reserved in the prior year.

Greenpower International Group Limited AND SUBSIDIARy

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – ADVANCES TO SUPPLIER

On September 25, 2011, the Company entered into a Joint Development, Customization and Equity Allocation Contract on LED Advertising Lamp (“Agreement”) with one of its suppliers to develop and produce the LED lighting sets on a collaborative basis. Under the Agreement, Guoning can order product units from the supplier with pre-agreed prices on a defined timeline of anticipated product acquisitions. Guoning shall prepay 10,000,000 RMB (USD$1,591,141) in respect of production lamps to be produced in two equal installments, 5,000,000 RMB (USD$795,571) on the signing day and 5,000,000 RMB (USD$795,570) after the total production exceeds 2,000 units. The 10,000,000 RMB (USD$1,591,141) deposit remains with the supplier and can only be applied upon future LED purchases greater than the first 200,000 units ordered. The supplier is obligated to provide product maintenance for free for five years and product change service if quality issues arise. In the warranty period, if the equipment is faulty, because of product quality issues, it is to be changed by the supplier without charge. The Agreement also provides that research and development expenses are spent by the supplier, and Guoning agreed to pay a mold fee of 475,600 RMB (USD$75,675), which is recorded as accrued liabilities as of September 30, 2012. Further, the supplier invested in, and subsequently granted to, Guoning, the product patent right, trademark right, software copyright and the domestic marketing exclusivity right. In consideration, the supplier will be granted 10 million shares in Guoning when such patent rights are received by the supplier and then duly available to Guoning. As of September 30, 2012, none of the patents have been approved.

NOTE 8 – EQUIPMENT, NET

Equipment consisted of the following at:

	September 30,	December 31,
	2012	2011
Vehilcle	$27,240	$51,399
Equipment	50,882	42,582
Leasehold improvement	23,867	23,833
	101,989	117,814
Less: accumulated depreciation	(39,347)	(20,540)
	62,642	97,274
Equipment for lease - LED lights	278,913	78,398
	$341,555	$175,672

The depreciation for the nine months ended September 30, 2012 and 2011 was $18,768 and $12,287, respectively. Equipment for lease – LED lights are LED advertising lights purchased for leasing purposes, of which we have a direct financing lease as more fully described in Note 9. LED lights are not subject to depreciation.

NOTE 9 – SHORT TERM BORROWINGS

During the third quarter of fiscal 2012, the Company obtained various short term borrowings from a private party lender. These borrowings are unsecured and bear annual interest of 1% with maturity of one year. The purposes of these borrowings are used for business expansion and general corporate liquidity. As of September 30, 2012 and December 31, 2011, total outstanding short term borrowings amounted to $520,243 and $0, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Greenpower International Group Limited AND SUBSIDIARy

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the nine months ended September 30, 2012, a capital injection of $139,014 was received from the Chairman of Guoning for funding the Company’s operation.

NOTE 11 – RELATED PARTY TRANSACTION

a) Related parties

Name of related parties	Relationship with the Company
Chairman	Management and chairman of the board of directors
Director A	Management and member of the board of directors
Director B	Management and member of the board of directors

b) The Company had the following related party transactions at:

	September 30, 2012	December 31, 2011
Advances to director A	$55,820	$317,899
Due to director B	-	3,223
Note payable to Chairman	349,256	-
Note payable to director A	127,291	-

Advances to director A relate to amounts transferred from Guoning for the purpose of paying professional fees related to the reverse merger on behalf of Greenpower BVI. Due to Chairman and director B is expense reimbursement accrued. Notes payable to Chairman and director A are unsecured and bear annual interest at 1%. These notes were obtained to fund working capital in the nine months ending September 30, 2012.

NOTE 12 – INCOME TAXES

Prior to January 1, 2008, PRC enterprise income tax (“EIT”) was generally assessed at the rate of 33% of taxable income. In March 2007, a new enterprise income tax law (the “New EIT Law”) in the PRC was enacted which was effective on January 1, 2008. The New EIT Law generally applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises.

Taxes payable consisted of the following at:

	September 30,	December 31,
	2012	2011
Corporate tax	$917	916
Value added tax	12,928	731
Employee tax	3,149	-
Others	(285)	88
	$16,709	$1,735

On December 13, 2011, a tax notice from the Shenzhen Nanshan District Regional Tax Bureau stated that all income generated from the approved EMC contracts entered into by Guoning is exempted from levying business tax and enterprise income tax due to its energy saving nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q and with Management ’ s Discussion and Analysis of Financial Condition and Results of Operations contained the Annual Report on Form 10-K for the year ended December 31, 2011. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain.

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

Company History

Greenpower International Group Limited (the "Company," “We,” or “Us.”), formerly Boxwood Acquisition Corporation, was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company has transitioned from a development stage company to a commercialized entity. The Company has developed several revenue sources and is seeking to expand upon those sources going forward.

On February 10, 2012, the Company has taken over the operations and business plan of Greenpower BVI, which has management and voting control over Shenzhen Guoning New Energy Investment Co., Ltd, an operating Chinese company that serves as an electrical-use manager in China (“Guoning”), through a variable investment entity ("VIE") structure pursuant to contractual agreements dated October 26, 2011 and subsequently strengthened in February 2012.

The Company entered into a business combination with Guoning. An energy management contract ("EMC") is an agreement whereby an industrial business or large user of electricity hires a company to manage their electrical use. The Chinese government is sponsoring tax and other government incentives for companies to enter into EMC contracts. The Chinese electrical-use manager company presently focuses on entering into contracts with outdoor advertising (billboard) companies and essentially replaces the traditional lights on the outdoor advertising with LED lights and by which it receives a share of the reduction in the electrical bill received by the customer. The Chinese electrical-use manager company also sells LED lights to consumers and business via direct sales or wholesale to other retailers.

As of September 30, 2012, the Company has generated revenues, income and cash flows from its 58 EMC contracts in effect. Notwithstanding the generation of such revenues, the Company has sustained operating losses of $1,671,847 since inception. The Company‘s independent certified public accountants have issued a note in the financial statements regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued growth of its EMC business as well as other revenue sources, financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, and/or to successfully locate and negotiate with a business entity for the combination of that target company.

Company Overview

The Company is in the business of energy management, with the primary objective of commercializing energy-saving lighting products and services. The Chinese government is sponsoring tax and other government incentives for companies to enter into energy management contracts (“EMC”). A typical EMC is an agreement whereby an industrial business or large user of electricity hires a company to manage their electrical use. The Company presently focuses on entering into EMCs with outdoor advertising (billboard) companies, essentially replacing the traditional lights on the outdoor advertising with LED lights. The Company receives a share of the reduction in the electrical bill received by the customer. Total 58 agreements have been entered into as of the date hereof and physical property has been purchased, designed and installed in regard to such business. Further, these contracts are delivering the contractually agreed upon lease payments and income to the Company. Furthermore, the Company also sells LED lights to consumers and businesses via direct sales or wholesale to other retailers.

The Company entered into its first contract for EMC services in 2011, and has started its performance under such contract (the Company also entered into two other EMC service agreements during 2011, but the contracts were subsequently renegotiated with the customers during 2012). During the first three quarters of 2012, the Company added other EMC contracts, and as of the date of this Report has approximately 60 EMC agreements in effect. Moreover, the Company believes that since the EMC service contract model is a new concept that was just recently introduced to the marketplace, the market has limited history and no long-term track record on which to base its performance.

Guoning has established an affiliate branch structure staffed with non-employees rather than directly owned subsidiaries in order to develop franchisees and encourage contractor partners to provide timely and comprehensive services to localized customers in order to promote Guoning. The Company undertakes comprehensive training in all of its affiliate branches, and contractors must ensure professional operation work flow. The Company ranks service quality as its top priority to ensure operational quality by providing the best product mix of lighting equipment materials and quality services.

Guoning opens affiliate branches based on marketing conditions that it perceives to be beneficial for its business combined with the need for Guoning to efficiently develop its business across China. Opening affiliate branches allows Guoning an efficient means to enter regional markets by working in cooperation with local individuals that are more familiar with the regional conditions (e.g. geography, marketing, etc.). Guoning believes that this approach is more effective than if Guoning were to enter these markets itself rather than through cooperation with local representatives. The Company hopes that these efforts will be successfully in quickly growing Guoning ’ s presence across China.

The Company sells individual franchises as well as territory agreements in the form of store development agreements (“SDA agreements”) that grant the right to develop show rooms in designated areas. Our franchise and SDA agreements typically require the franchisee to pay an initial nonrefundable fee, refundable deposits, and continuing fees, or royalty income, based upon a percentage of sales. Occasionally, the Company offers incentive programs to franchisees in conjunction with a franchise, SDA, or renewal agreement.

As of September 30, 2012, the Company has 13 affiliate locations and maintained 21 showroom locations via franchising to provide fixed office locations in most provinces in China and in major cities.

Results of Operations

Comparison of Three Months Ended September 30, 2012 to September 30, 2011

Net revenue for the three months ending September 30, 2012 was $257,571 compared with $1,790 for the three months ending September 30, 2011. The increase in revenue is a result of the Company’s change in its business model and focus. As a result of these changes, the net revenue for the period ending September 30, 2012 includes revenue from the Company ’ s leasing services in EMC business, sales of light products, and franchising fee. All of these revenue components for the period ending September 30, 2012 did not exist in the same period of 2011.

Cost of revenue for the three months ended September 30, 2012 was $90,799, compared to $871 for the three months ended September 30, 2011. All costs are relevant to sales of light products.

Selling expenses for the quarter ending September 30, 2012 and 2011 were $206,969 and $43,530, respectively. The increase in selling expenses in the period ending September 30, 2012 was due to the EMC business model requiring more expenses to obtain agreements, which did not exist in the comparable period of 2011. General and administrative expenses for the quarter ending September 30, 2012 and 2011 were $305,307 and $151,069, respectively. General and administrative expenses increased significantly due to the Company ’ s change in its business model and the commitment to its EMC contracts, which required an increase in personnel expenses compared to the same period of 2011, in addition to increased costs to maintain a public reporting company.

Comparison of Nine Months Ended September 30, 2012 to September 30, 2011

Net revenue for the nine months ending September 30, 2012 was $445,153 compared with $47,865 for the nine months ending September 30, 2011. The increase in revenue of approximately $397,000 or 829% is a result of the Company’s change in its business model and focus. As a result of these changes, the net revenue for the period ending September 30, 2012 includes revenue from the Company ’ s leasing services in EMC business, sales of light products, and franchising fee. All of these revenue components for the nine months period ending September 30, 2012 did not exist in the comparable period ending in 2011.

Cost of revenue for the nine months ended September 30, 2012 was $105,663, compared to $26,627 for the nine months ended September 30, 2011. All costs are relevant to sales of light products.

Selling, general and administrative expenses for the nine months of 2012 totaled $1,599,292 versus $331,417 in the comparable period for 2011. The increase of approximately $1,268,000 or 383% was primarily attributed to the Company ’ s change in its business model and the commitment to its EMC contracts, which required an increase in personnel expenses compared to the same period of 2011, in addition to increased costs to maintain a public reporting company.

Net investment in direct financing leases as of September 30, 2012 and December 31, 2011 were $417,300 and $71,119, respectively. This increase is due to a growth in the number of EMC contracts. Equipment net of accumulated depreciation as of September 30, 2012 and December 31, 2011 was $341,555 and $175,672, respectively. This change is attributable to an increase in the number of LED lights purchased for the coming new EMC contracts. Inventory went up from $4,746 as of December 31, 2011 to $334,501 as of September 30, 2012. Variance mainly came from light bulbs inventory purchased for stock sales. The changes in these accounts during the nine months were funded primarily by the change in accounts payable, notes payable to related parties, and short term borrowings. Accounts payable as of September 30, 2012 and December 31, 2011 was $606,278 and $17,852, respectively; notes payable to related party and short term borrowings was $476,547 and $520,243 as of September 30, 2012, respectively, and were both zero at December 31, 2011.

Liquidity and Capital Resources

As September 30, 2012, we had working capital deficit of $1,279,160. Since December 31, 2011, our working capital has continued to decline as a result of continuing losses from operations. In order to maintain our current level of operations, we will require additional working capital from either cash flow from operations or from the sale of our equity or debt securities. If we are unable to acquire additional working capital, we will be required to significantly reduce our current level of operations. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

The Company expects to generate additional revenues through its EMC business model. Together with revenue from LED light sales, franchising revenue, and commission revenue, the Company expects to provide increased liquidity. The Company expects to review strategic partnerships and additional sources of financing as part of the solution for increased liquidity. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and operating results will be adversely affected.

Cash flows used in operating activities were $1,273,951 as compared to $1,052,022 for the nine months ending September 30, 2012 and 2011, respectively. The increase of approximately $222,000 or 21.10% in cash flows used by operations compared with the prior period resulted from net operating losses and changes in operating assets and liabilities, primarily from the timing of inventory purchases and an increase in lease payment receivable and unearned income.

Cash flows used in investing activities were $183,135 and $47,122 for the nine months ending September 30, 2012 and 2011, respectively, primarily attributed to an increase in the number of LED lights purchased for the coming new EMC contracts.

For the nine months ending September 30, 2012 and 2011, cash flows provided by financing activities were $1,389,433 and $2,499,790, respectively. The deduction primarily came from the decrease in proceeds received from director and issuance of common stock warrants.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Critical Accounting Policies

Those material accounting policies that we believe are the most critical to an investor ’ s understanding of our financial results and conditions are discussed in Note 2 of the unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company's plan to remediate those material weaknesses remaining is as follows:

Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale.

On April 20, 2011, the Company issued the following shares of its common stock.

Date	Name	Number of Shares	Amount of Consideration Paid

April 20, 2011	Tiber Creek Corporation	10,000,000	$1,000
April 20, 2011	MB Americus, LLC	10,000,000	$1,000

 On October 28, 2011 the Company redeemed an aggregate of 19,500,000 shares of its comment stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950, as noted below.

Date	Name	Number of Shares	Amount of Consideration Paid

October 28, 2011	Tiber Creek Corporation	9,750,000	$975
October 28, 2011	MB Americus, LLC	9,750,000	$975

On October 31, 2011, in connection with the change of control of the Company then-effected, the Company issued 10,500,000 shares of its common stock at par for an aggregate of $1,050, as noted below.

Date	Name	Number of Shares

October 31, 2011	Jiong Zhang	2,986,800
October 31, 2011	Yong Luo	2,420,000
October 31, 2011	Xiaoping Liu	2,420,000
October 31, 2011	Lili Bell	900,000
October 31, 2011	Wen Chen	5,200
October 31, 2011	Jianmin Cai	1,400
October 31, 2011	Yingfang Cao	4,800
October 31, 2011	Zixin Gu	3,000
October 31, 2011	Hong Guan	4,000
October 31, 2011	Dong He	20,000
October 31, 2011	Renhua He	1,200
October 31, 2011	Yong He	6,800
October 31, 2011	Yinda Huang	2,000
October 31, 2011	Huiyan Jin	10,000
October 31, 2001	Aimin Lai	13,600
October 31, 2011	Ying Lei	2,800
October 31, 2011	Cuilian Li	3,600
October 31, 2011	Moxiang Li	500,000
October 31, 2011	Zhonglian Li	5,000
October 31, 2011	Hongyi Liang	6,000
October 31, 2011	Fang Lin	11,800
October 31, 2011	Qing Lin	200,000
October 31, 2011	Xiaowei Lin	10,000
October 31, 2011	Junguo Liu	200,000
October 31, 2011	Qinghai Liu	12,000
October 31, 2011	Zuxiong Qiu	3,200
October 31, 2011	Hongmeng Tang	20,600
October 31, 2011	Xuebing Tang	10,800
October 31, 2011	Xinyu Tian	3,000
October 31, 2011	Cangsha Wang	20,000
October 31, 2011	Hong Wang	12,000
October 31, 2011	Lilin Wang	16,000
October 31, 2011	Ping Wang	9,000
October 31, 2011	Xianqiang Wang	2,000
October 31, 2011	Xiaomei Wu	2,000
October 31, 2011	Zhiwen Xiao	1,800
October 31, 2011	Fang Xu	2,400
October 31, 2011	Wenli Yang	2,400
October 31, 2011	Geping Yao	7,000
October 31, 2011	Yuzhen Ye	2,000
October 31, 2011	Wei Zhang	5,000
October 31, 2011	Yu Zhang	1,400
October 31, 2011	Wenfeng Zhao	1,400
October 31, 2011	Difan Zhong	500,000
October 31, 2011	Gusheng Zhou	1,200
October 31, 2011	Jiesheng Zhou	800
October 31, 2011	Lingyu Zhou	118,000
October 31, 2011	Zhou Zhou	2,000
October 31, 2011	Shaojie Zou	4,000
October 31, 2011	Wenchu Zou	2,000

On February 10, 2012, in connection with the Acquisition, the Company issued 10,000,000 shares of its common stock in exchange for all of the shares outstanding of Greenpower BVI. The following shares (constituting the 10,000,000 shares issued on such date) were issued to the then-shareholders of Greenpower BVI in connection with the Acquisition.

Date	Name	Number of Shares

February 10, 2012	Jiong Zhang	2,986,800
February 10, 2012	Yong Luo	2,420,000
February 10, 2012	Xiaoping Liu	2,420,000
February 10, 2012	Lili Bell	400,000
February 10, 2012	Wen Chen	5,200
February 10, 2012	Jianmin Cai	1,400
February 10, 2012	Yingfang Cao	4,800
February 10, 2012	Zixin Gu	3,000
February 10, 2012	Hong Guan	4,000
February 10, 2012	Dong He	20,000
February 10, 2012	Renhua He	1,200
February 10, 2012	Yong He	6,800
February 10, 2012	Yinda Huang	2,000
February 10, 2012	Huiyan Jin	10,000
February 10, 2012	Aimin Lai	13,600
February 10, 2012	Ying Lei	2,800
February 10, 2012	Cuilian Li	3,600
February 10, 2012	Moxiang Li	500,000
February 10, 2012	Zhonglian Li	5,000
February 10, 2012	Hongyi Liang	6,000
February 10, 2012	Fang Lin	11,800
February 10, 2012	Qing Lin	200,000
February 10, 2012	Xiaowei Lin	10,000
February 10, 2012	Junguo Liu	200,000
February 10, 2012	Qinghai Liu	12,000
February 10, 2012	Zuxiong Qiu	3,200
February 10, 2012	Hongmeng Tang	20,600
February 10, 2012	Xuebing Tang	10,800
February 10, 2012	Xinyu Tian	3,000
February 10, 2012	Cangsha Wang	20,000
February 10, 2012	Hong Wang	12,000
February 10, 2012	Lilin Wang	16,000
February 10, 2012	Ping Wang	9,000
February 10, 2012	Xianqiang Wang	2,000
February 10, 2012	Xiaomei Wu	2,000
February 10, 2012	Zhiwen Xiao	1,800
February 10, 2012	Fang Xu	2,400
February 10, 2012	Wenli Yang	2,400
February 10, 2012	Geping Yao	7,000
February 10, 2012	Yuzhen Ye	2,000
February 10, 2012	Wei Zhang	5,000
February 10, 2012	Yu Zhang	1,400
February 10, 2012	Wenfeng Zhao	1,400
February 10, 2012	Difan Zhong	500,000
February 10, 2012	Gusheng Zhou	1,200
February 10, 2012	Jiesheng Zhou	800
February 10, 2012	Lingyu Zhou	118,000
February 10, 2012	Zhou Zhou	2,000
February 10, 2012	Shaojie Zou	4,000
February 10, 2012	Wenchu Zou	2,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter covered by this report.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENPOWER INTERNATIONAL GROUP LIMITED

	By:	/s/ Xiaoping Liu
Chief Executive Officer

	By:	/s/ Hui Li
Chief Financial Officer
Dated: November 19, 2012

