Form 10-Q
period 2013-03-31
Greenpower International Group Ltd
filed 2013-05-20
CIK 1522211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number 000-54424

GREENPOWER INTERNATIONAL GROUP LIMITED

(Exact name of registrant as specified in its charter)

Delaware	45-1877342
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1311 South Bromley AvenueWest Covina, California 91790 (Address of principal executive offices) (zip code)

312-622-7670

(Registrant's telephone number, including area code)

With copies  to

Donald G. Davis, Esq.

The Law Firm of Davis & Associates

PO Box 12009

Marina Del Rey (Los Angeles), California 90295

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]  Yes    [ ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer[ ]	Smaller reporting company [x]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [x]  Yes    [ ]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, par value $0.0001	21,000,000 shares

Documents incorporated by reference:	None

GREENPOWER INTERNATIONAL GROUP LTD.

Form 10-Q

For the Quarter Ended March 31, 2013

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	28

PART I

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Page
Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012	3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	4
Notes to Condensed Consolidated Financial Statements	5-17

GREENPOWER INTERNATIONAL GROUP LIMITED AND SUBSIDARY

Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012

The accompanying notes are an integral part of these c onsolidated financial statements

GREENPOWER INTERNATIONAL GROUP LIMITED AND SUBSIDARY

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 and 2012

The accompanying notes are an integral part of these c onsolidated financial statements

GREENPOWER INTERNATIONAL GROUP LIMITED AND SUBSIDARY

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012

The accompanying notes are an integral part of these c onsolidated financial statements

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

The following diagram illustrates the corporate structure of the Company as of March 31, 2013:

Contractual agreements are summarized in the following paragraphs:

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

The assets and liabilities and revenues and expenses of Guoning have been included in the accompanying consolidated financial statements. As of March 31, 2013 and December 31, 2012, net assets included in the consolidated balance sheets total $1,421,336 and $1,468,319, respectively. For the three months ended March 31, 2013 and 2012, the consolidated VIE’s net loss was $51,444 and $209,609, respectively. Currently there are contractual arrangements that could require Greenpower BVI to provide additional financial support to the consolidated VIE.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The unaudited interim consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the three month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade receivables and advances to suppliers. As of March 31, 2013 and December 31, 2012, part of the Company's cash was held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to suppliers, the Company extends credit based on evaluations of the customers' and suppliers' financial position and business history with the Company. The Company generally is required to make advances to suppliers.

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

Foreign currency exchange rate risk

Starting July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 0.89%, 4.53%, and 2.38% during the years 2010, 2011, and 2012, respectively, and 1.37% during the three months ending March 31, 2013. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of March 31, 213 and December 31, 2012, all of our cash was denominated in RMB and was partially held on hand by Guoning.  RMB is not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. As of March 31, 2013 and December 31, 2012, the Company does not have any cash equivalents.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management's assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial positions of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. For those amounts identified as doubtful after assessment, the Company makes specific provision for these doubtful amounts. Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from 30 to 90 days in the normal course of business. The Company does not accrue interest on trade receivables. Allowance for doubtful accounts made as of March 31, 2013 and December 31, 2012 was $10,707 and $10,673, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined on a weighted average basis.  The Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  Inventory inherited from the prior entity of Guoning was fully reserved in the prior year. The amount presented in the accompanying consolidated balance sheets is net of a valuation allowance of $72,357 and $72,584 at March 31, 2013 and December 31, 2012, respectively.

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

Allowance for sales returns

On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  We will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% of the net sales price.  We will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory.  There was no allowance for sales returns reserved at March 31, 2013 or December 31, 2012.

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

Advertising

Advertising costs are charged to operations when incurred. For the three months ended March 31, 2013 and 2012, the amount charged to advertising expense was $1,654 and $1,902, respectively.

Government subsidies

The Company records government grants as current liabilities upon reception. Government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant. The Company recognized government subsidies of $241,037 and $0 for the three months ended March 31, 2013 and 2012, respectively.

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

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of Guoning is the local currency, RMB. For consolidation purposes, the financial statements of Guoning are translated into United States dollars (“USD”) in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The exchange rates in effect as of March 31, 2013 and December 31, 2012 were RMB 1.00 for USD $0.1610 and USD $0.1605, respectively. The average exchange rates for the three months ended March 31, 2013 and 2012 were RMB 1.00 for USD $0.1607 and USD $0.1585, respectively. At March 31, 2013 and December 31, 2012, the cumulative translation adjustment of $4,460 and $12,635, respectively, was classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.  There was no significant fluctuation in the exchange rate for the conversion of RMB to United States dollars after the balance sheet date.

Loss per common share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.  As of March 31, 2013 and 2012, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

Net loss per share is based upon the weighted average shares of common stock outstanding.

Commitments and contingencies

Issuance of common stock

Pursuant to a Joint Development, Customization and Equity Allocation Contract on LED Advertising Lamp (“Agreement”) with one supplier, dated September 25, 2011, the Company is obligated to grant 10 million shares, prorated based on the total authorized common shares of the Company (2% of the total outstanding, 10,000,000 of the 500,000,000), to an officer of the supplier for all product patent rights, trademark rights, software copyright and the domestic marketing exclusivity rights applied by the supplier and subsequently granted to Guoning.  In November 2012, the supplier transferred those 12 approved patents to Guoning. Since there are 21,000,000 shares of common stock currently outstanding, the Company is obligated to issue 420,000 shares to the supplier. The understanding with the supplier requires not issuance of new shares but transfer of existing shares held by the Chairman. The Company estimates that the transfer/issuance of shares would tentatively occur near the end of 2013. Please see Note 7.

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

Going concern

The Company has sustained operating losses of $2,219,940 since inception.  The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

Management began a new business model after divesting the prior business component in 2011. On September 28, 2011, Guoning entered into an agreement with a new customer initiating the new business model - Energy Management Contract (“EMC”).  The EMC model focuses essentially on replacing customers’ current illumination equipment with energy effective LED lights and charges based on an agreed percentage of savings on monthly utility bills. Throughout March 31, 2013, the Company has added 87 additional customer contracts under this new business model. The Company expects the EMC model will deliver additional customers in a systematic and orderly manner in the future. The Company is marketing this lease model to customers in a manner that will generate initial smaller contracts with follow on orders for lights that recur with the same customer over time. In addition to addressing the market with its lease model, the Company is expanding its presence in the market via branch offices and distributorship. The Company expects these additional offices will add to the direct sales of LED lights in the market, as well as promoting the EMC business. The Company continues to explore combinations and/or partnerships with suppliers to become the ultimate distributor of LED lights in the commercial and other markets in China.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following at:

The majority of the Company’s product sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. There was no writing off of uncollectible accounts in either fiscal 2013 or 2012.

NOTE 5 – NET INVESTMENT IN DIRECT FINANCING LEASE

Our direct financing leases include a lease of the LED advertising lights under our EMC business model. Under the terms of the contracts in force as of March 31, 2013, we are paid monthly payments. At the end of the lease terms for each contract that last either 5 or 6 years, we will convey all of our LED advertising lights installed to the lessee for no payment. In addition, the contract requires the customer to pay for installation of the LED lights and also to compensate the Company an amount of approximately RMB 2,200 (approximately USD$350) per light if the lights are stolen or damaged by the customer. The customer is also affirmatively required by the contract to maintain the LED lights in a manner so that they do not become damaged.

The following table lists the components of the net investment in direct financing leases at:

Residual values of leased equipment and initial direct costs are estimated to be insignificant. At March 31, 2013, minimum lease payments to be received for each of the five succeeding fiscal years are approximately:

NOTE 6 – PREPAID EXPENSES

Prepaid expenses consisted of the following at:

Our prepaid purchase represented prepayment to various suppliers for future inventory delivery. These costs will be transferred to inventories at the time of inventory delivery.

NOTE 7 – INVENTORY, NET

Inventory consisted of the following at:

Inventory inherited from the prior entity of Guoning was fully reserved in the prior year. Finished goods – LED lights for lease are LED advertising lights purchased for leasing purposes. From time to time, these lights are pre-installed at customers’ sites for testing purposes, usually 15 to 30 days ahead of the official contract signing date.

NOTE 8 – ADVANCES TO SUPPLIER

On September 25, 2011, the Company entered into a Joint Development, Customization and Equity Allocation Contract on LED Advertising Lamp (“Agreement”) with one of its suppliers to develop and produce the LED lighting sets on a collaborative basis. Under the Agreement, Guoning can order product units from the supplier with pre-agreed prices on a defined timeline of anticipated product acquisitions. Guoning shall prepay RMB 10,000,000 (approximately USD$1,610,000) in respect of production lamps to be produced in two equal installments, RMB 5,000,000 (approximately USD$805,000), on each of the signing day and after the total production exceeds 2,000 units. The RMB 10,000,000 deposit remains with the supplier and can only be applied upon future LED purchases greater than the first 200,000 units ordered. The supplier is obligated to provide product maintenance for free for five years and product change service if quality issues arise. In the warranty period, if the equipment is faulty, because of product quality issues, it is to be changed by the supplier without charge. The Agreement also provides that research and development expenses are spent by the supplier, and Guoning agreed to pay a mold fee of RMB 475,600 (approximately USD$76,000), which is recorded as accrued liabilities as of March 31, 2013 and December 31, 2012.  Further, the supplier invested in, and subsequently granted to, Guoning, the product patent right, trademark right, software copyright and the domestic marketing exclusivity right. In consideration, an officer on behalf of the supplier will be granted 10 million shares prorated based on the total authorized shares of the Company when such patent rights are received by the supplier and then duly transferred to Guoning. In November 2012, the supplier has transferred those 12 approved patents to Guoning. The Company estimated that the issuance of shares would tentatively occur near the end of 2013.

NOTE 9 – EQUIPMENT, NET

Equipment consisted of the following at:

The depreciation for the three months ended March 31, 2013 and 2012 was $4,140 and $10,571, respectively.

NOTE 10 – SHORT TERM BORROWINGS

The Company’s short term borrowings consisted of the following at:

(1) During 2012, the Company obtained various short term borrowings from a private party lender. These borrowings are unsecured and bear annual interest of 1% with a maturity of one year. These borrowings are used for business expansion and general corporate liquidity. As of March 31, 2013 and December 31, 2012, total outstanding short term borrowings amounted to $3,210,523 and $844,604, respectively.

(2) On January 10, 2013, the Company borrowed RMB 600,000 (approximately USD$97,000) from a local financial institution. The term of the loan is twelve months commencing from January 10, 2013 to January 9, 2014. The loan is unsecured and carries an annual interest rate of 15.6%. The Company repaid RMB 100,000 by the end of March 31, 2013.

(3) On February 17, 2013, the Company entered into a one-year comprehensive credit facility with a regional bank. The facility is RMB 30 million (approximately USD$4,830,000) with a period from March 8, 2013 to March 7, 2014. Any amount due under the loan is repayable no later than March 7, 2014. The loan facility has been personally guaranteed by Jiong Zhang, the Chairman, Yong Luo, the director of the Company, and wife of Mr. Zhang. The Chairman has also collateralized the loan facility with his own property. On March 8, 2013, the Company drew down RMB 15 million (approximately USD$2,415,000) under the facility as short-term loan, due in one year, with an annual interest rate of 7.2%.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

NOTE 12 – RELATED PARTY TRANSACTION

a) Related parties

Name of related parties	Relationship with the Company
Chairman Director A	Management and chairman of the board of directors Management and member of the board of directors
Director B	Management and member of the board of directors

b) The Company had the following related party transactions at:

	March 31, 2013	December 31, 2012
Advances to director A	$ 11,178	$ 9,232
Note payable to Chairman	64,404	384,424
Note payable to director A	128,808	48,153

Advances to director A relate to amounts transferred from Guoning for the purpose of paying professional fees related to the reverse merger on behalf of Greenpower BVI.  Notes payable to Chairman and director A are unsecured and bear annual interest at 1%. These notes were obtained to fund working capital in 2012. In April 2012, the Board approved the resolution to borrow up to RMB 10 million (approximately USD$1,610,000) from each shareholder for any short term capital need.

NOTE 13 – INCOME TAXES

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

Taxes payable consisted of the following at:

There was no income tax expense or deferred tax expense for the three months ended March 31, 2013 and 2012. All tax penalties and interest are expensed as incurred. For the three months ended March 31, 2013 and 2012, there were no tax penalties or interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q and with Management ’ s Discussion and Analysis of Financial Condition and Results of Operations contained the Annual Report on Form 10-K for the year ended December 31, 2012. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain.

Forward-Looking Statements

Certain statements made in this Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of Greenpower International Group Limited ("we", "us", "our," or the "Company") to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements included herein are based on current beliefs, assumptions, and expectations, and are subject to numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions of the continuing expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable at this date, it cannot guarantee future results, levels of activity, performance, or achievements. These forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

The Company is in the business of energy management, with the primary objective of commercializing highly efficient energy-saving LED lighting products and services. The Chinese government is sponsoring tax and other government incentives for companies to enter into energy management contracts (“EMC”). A typical EMC is an agreement whereby an industrial business or large user of electricity hires a company to manage their electrical use. The Company presently focuses on entering into EMCs with outdoor advertising (billboard) companies, essentially replacing the traditional lights on the outdoor advertising with LED lights. The Company receives a share of the reduction in the electrical bill received by the customer. A total of 87 agreements have been entered into as of the date hereof and physical property has been purchased, designed and installed in regard to such business. Further, these contracts are delivering the contractually agreed upon lease payments and income to the Company. Furthermore, the Company also sells LED bulbs and light sets to consumers and businesses via direct sales or wholesale to other retailers and distributors.

The Company entered into its first contract for EMC services in 2011, and has started its performance under such contract. During fiscal year 2012, the Company has successfully added many other EMC contracts, and as of the date of this Report has approximately 90 EMC agreements in effect. Moreover, the Company believes that since the EMC service contract model is a new concept that was just recently introduced to the marketplace, the market has limited history and no long-term track record on which to base its performance.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 of our financial statements under the Financial Statements section “Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”, we believe that the following accounting policies are the most critical to aid an investor in fully understanding and evaluating this discussion and analysis:

Use of estimates - Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition - We recognize revenue in accordance with FASB ASC No. 605 from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  Returns and exchanges require approval from senior management and are on a case-by-case basis. We review and estimate the rates of return and exchange based on historical data and customer specific experience.  Historically, returns and exchanges have been insignificant. The majority of our revenues are derived from three sources. Our revenue recognition policies vary based upon these revenue sources:

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

Foreign currency translation - The reporting currency is the U.S. dollar.  The functional currency of Guoning is the local currency, RMB. For consolidation purposes, the financial statements of Guoning are translated into United States dollars (“USD”) in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The exchange rates in effect as of March 31, 2013 and December 31, 2012 were RMB 1.00 for USD $0.1610 and USD $0.1605, respectively. The average exchange rates for the three months ended March 31, 2013 and 2012 were RMB 1.00 for USD $0.1607 and USD $0.1585, respectively. At March 31, 2013 and December 31, 2012, the cumulative translation adjustment of $4,460 and $12,635, respectively, was classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.  There was no significant fluctuation in the exchange rate for the conversion of RMB to United States dollars after the balance sheet date.

Recent Accounting Policies

Please see Note 3 of our consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

Results of Operations and Financial Condition

Comparison of Three Months Ended March 31, 2013 to March 31, 2012

Net revenue for the three months ending March 31, 2013 was $271,311 compared with $121,019 for the three months ending March 31, 2012. The increase in net revenue of approximately $150,000 or 124% is a result of the Company’s development and expansion of its business in the market since inception in late 2011. Cost of revenue for the three months ended March 31, 2013 was $87,549, compared to $9,982 for the period ended March 31, 2012. All costs are relevant to sales of light products.

Selling expenses for the three months ending March 31, 2013 and 2012 were $268,896 and $110,718, respectively. The significant increase of approximately $158,000 or 143% in selling expense was primarily due to the Company’s investment in expansion of the market. General and administrative expenses for the quarter ending March 31, 2013 and 2012 were $298,137 and $513,623, respectively, a decrease of approximately $215,000 or 42%. The main reason for the decrease was attributable to the higher costs from the initial registration filing incurred in 2012.

The Company recognized government grants received in the first quarter of 2013 as governmental subsidies revenue, amounted to $241,037, after reasonable assurance that the Company has complied with all conditions attached to the grant. No such grant was received in the same period of 2012. Interest expense was $8,881 and zero for the three months ended March 31, 2013 and 2012, respectively. The Company began to obtain various short term borrowings from external sources since second half of 2012 and higher debt level in the first quarter of 2013.

Liquidity and Capital Resources

Our cash and cash equivalents were $218,608 as of March 31, 2013, compared to $37,037 as of December 31, 2012, an increase of approximately $182,000 or 490%. The main reason for the increase was due to the significant inflow of net cash provided by financing activities during fiscal 2013. A summary of cash flows for the reporting period is as follows:

Cash flows used in operating activities were $1,937,553 during the first quarter of 2013, as compared to $397,289 in the prior year. The significant increase of approximately $1,540,000 or 388% in the use of cash was resulted from changes in operating assets and liabilities, primarily from the increase in prepayment to suppliers for purchase of inventory, lease payment receivable and unearned income, and the decrease in accounts payable.

Cash used in investing activities was $435 for the three months ended March 31, 2013, as compared to $1,418 in the prior year. Cash flows in investing activities came from purchase of equipment during each period.

Cash flows provided by financing activities were $2,121,256 in 2013, compared to $392,279 in the prior year. In addition to proceeds from related parties, our financing in 2013 majorly came from short term borrowings obtained from various external sources. See Note 9 and 11 of the Notes to the Condensed Consolidated Financial Statements.

As of March 31, 2013, we had working capital deficit of approximately $1,815,000. Since 2011, our working capital has continued to decline as a result of continuing losses from operations. In order to maintain our current level of operations, we will require additional working capital from either cash flow from operations or from the sale of our equity or debt securities. If we are unable to acquire additional working capital, we will be required to significantly reduce our current level of operations. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2012 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

Commitment – Issuance of Common Stock

Pursuant to a Joint Development, Customization and Equity Allocation Contract on LED Advertising Lamp (“Agreement”) with one supplier, dated September 25, 2011, the Company is obligated to grant up to 10 million shares, prorated based on the total outstanding common shares of the Company (of a 2% ratio, 10,000,000 of the 500,000,000 authorized), to an officer of the supplier for all product patent rights, trademark rights, software copyright and the domestic marketing exclusivity rights applied by the supplier and subsequently granted to Guoning.  In November 2012, the supplier transferred those 12 approved patents to Guoning. Since there are 21,000,000 shares of common stock currently outstanding, the Company is obligated to issue 420,000 shares to the supplier. The understanding with the supplier requires not issuance of new shares but transfer of existing shares held by the Chairman. The Company estimates that the transfer/issuance of shares would tentatively occur near the end of 2013. See Note 8 of the Notes to the Condensed Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the disclosure controls and procedures were effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

Certain Risks Related to Our Business

The Company’s revenues to date from its new LED business are still insufficient .

The Company has begun to generate increased revenues to date from its new LED business. However, the Company’s revenues are still insufficient to meet the Company’s operational and capital needs. Specifically, the Company’s EMC business model requires the Company to make a capital investment in each contract and the Company’s revenues have not to date been sufficient to meet its needs.

The Company’s independent auditors have issued a report raising a substantial doubt about the Company’s ability to continue as a going concern.

In their audited financial report, the company’s independent auditors have issued a comment that unless the Company is able to develop and market its products or obtain financing from other sources, there is a substantial doubt about its ability to continue as a going concern.

No assurance of commercial feasibility or success.

If the Company can successfully develop a strategy to market and sell its products or services, there can be no assurance that such products or services will have any commercial advantages. Also, there is no assurance that the products will perform as intended in the marketplace or that the Company’s sales and marketing strategy will be successful.

The Company has limited operating history since commencing its new LED business

Because the Company has limited operating history in its new LED or EMC business, it is impossible  to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which to judge its potential. As a   development stage company, the Company may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business..

Various Risks of Deconsolidation with Guoning, No Material Assets other then Guoning

The entities comprising the Company have no material assets or revenues other than from Guoning. Aside from Guoning, the Company will not regularly maintain sizeable assets or generate consistent revenues (other than from Guoning, via the VIE Agreements with Guoning, or indirectly, as a seller of Guoning's products).  Because of the nature of this relationship and the associated risk, the Company is exposed to the uncertainties and risks that the Company may not be able to secure and recover assets of the Company in the event of a deconsolidation with Guoning.   There is also the risk associated with Guoning’s and its shareholders’ nonperformance of the contractual agreements which tie the two companies together.

The Company has little experience in commercializing products.

The Company has little experience in commercializing products and managing a public company. Such lack of experience may result in the Company experiencing difficulty in adequately operating and growing its business. Further, the Company may be hampered by lack of experience in addressing the issues and considerations which are common to growing product companies. If the Company’s operating or management abilities consistently perform below expectations, the Company’s business is unlikely to thrive. In addition, the Company’s lack of experience may result in difficulty in managing the operations and finances of a public company.

EMC is still a new model and remains broadly untested.

While the Company believes (in its own judgment) that the EMC business and service model holds promise, the model is still not firmly established in the marketplace. It is possible that customers may not adopt this model and/or the Company’s service offering. In addition, there is an inherent customer risk involved in the EMC model, in that customers may not be able to pay on time or may go bankrupt, resulting in prolonged capital recovery times and/or the possibility of contracts being discontinued. Furthermore, changes to government policy in China (or other applicable jurisdictions) may result in losses or reductions of EMC projects and business.

The Company may not be able to adequately track energy usage metrics under its EMC contracts.

The long-term success and viability of the EMC programs depends to a great degree on the ability of the Company to track and monitor usage, and perform audits where necessary. If the Company is unable to perform such tracking or has systems and processes in effect that make such tracking auditing difficult, the EMC business may be difficult for the Company to effectively manage. The inability to perform reliable tracking and/or auditing may stem from inaccurate energy measurements, customer fraud or error in setting measurement counts, and calculation errors made in computing usage and/or pricing metrics.

The Company may not accurately assess baseline energy amounts or unforeseen circumstances may render baseline forecast outdated or obsolete

In its EMC customer agreements, the Company plans to derive revenues based on energy savings achieved over baseline amounts calculated by the Company. Typically, the Company uses formulas to measure energy conservation from projects. A major part of these formulas involve measuring energy data through measuring lamps by power testers and illuminometers. Testing of energy usage is conducted by Guoning and its customer in accordance with current prevailing standards of power measurement. Once the measurement is performed, both parties sign the agreement attesting the energy saving rate. If the Company improperly estimates baseline amounts or if energy costs, usage or other external factors result in a customer not achieving energy savings, the Company may not receive revenues from such customer even though the Company has attempted in good faith to perform the contract with the customer. For example, the Company and/or customer may make a calculation error in setting the baseline value amount from which the energy savings are calculated. In addition, even with accurate baseline computations, substantial fluctuations in the price of energy or in the use of energy may drive the baseline forecast to be less accurate. Also, equipment errors or inadequacies may result in the entire baseline reading being inaccurate.

The EMC model is a contingent compensation model that links the Company’s fees and compensation to achievement of energy savings in the future.

The EMC model is a contingent compensation model in that the Company typically earns fees based on performance in future periods. If energy savings are not achieved, whether due to reasons in the Company’s control or external factors, the Company may not receive compensation (or may receive compensation less than expected) and ultimately may not be profitable even though it has entered into customer contracts in the EMC line of business.

Reliance on third party agreements and relationships is necessary for development of the Company's business.

The Company will need strategic partners and third party relationships in order to develop and grow its business. The Company will be substantially dependent on these strategic partners and third party relationships. The loss of any strategic partnership(s) or supplier(s) could materially and seriously harm the Company. For example, the loss of the relationship with the Company’s manufacturer would be a significant setback for the Company.

Unregistered Affiliates and Showrooms Create a Potential for Risk

Although currently all operational affiliate locations are registered appropriately under PRC law, if such registrations were to lapse or be invalidated, and the affiliates continue to operate in such status the Company could face potential fines or penalties under PRC law. If the showrooms were to operate without appropriate registration, the Company could face fines and penalties under PRC law.

The Company’s executive officers and directors beneficially own and will continue to own a significant amount of the Company’s common stock and, as a result, can exercise control over stockholder and corporate actions.

The Company’s executive officers and directors are currently the beneficial owner of approximately 81% of the Company’s outstanding common stock and assuming the sale of all 11,000,000 shares offered for sale in this offering, the Company’s officers and directors will own 39% of the Company's outstanding common stock. As such, they will be able to exercise significant control over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

Government regulation could negatively impact the business.

The Company’s products may be subject to various government regulations in the jurisdictions in which they will operate. Due to the potential wide geographic scope of the Company’s operations, the Company could be subject to regulation by political and regulatory entities throughout the PRC, including various local and municipal agencies and government sub-divisions, and various other foreign governments and political subdivisions thereof. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

The Company’s stock may be considered a penny stock and any investment in the Company’s stock will be considered a high-risk investment and subject to restrictions on marketability.

If the Shares commence trading, and there is no certainty that they will, the trading price of the Company's common stock will likely be below $5.00 per share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock which could impact the liquidity of the Company’s common stock.

The Company may face significant competition from companies that serve its industries.

The Company may face competition from other companies that offer similar products, ranging from local suppliers to large multinational manufacturers and companies. Some of these potential competitors may have longer operating histories, greater brand recognition, larger client bases and significantly greater financial, technical and marketing resources than the Company does. These advantages may enable such competitors to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. It is possible that potential competitors may have or may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margin and loss of market share. The Company may not be able to compete successfully, and competitive pressures may adversely affect its business, results of operations and financial condition.

The Company may have limited ability to control product quality and deliver times as the manufacturing of products in controlled by a third party.

The Company employs an outsourced manufacturing model and is heavily dependent upon third-party manufacturers in order to produce products. Accordingly, in the event that the manufacturer encounters delay or difficulty in making products, the Company will have limited ability to control the actual ability of the manufacturing, and consequently, may be limited in its ability to set the ultimate product timelines and quality standards for its customers.

The intellectual property protection of the Company may be inadequate.

The Company’s intellectual property rights in its products are based on the contractual agreement between Guoning and its partner (Dongguan). Dongguan has applied for certain patents in the PRC. There can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar products or that existing trade secret or other intellectual property protection (if any) adequately protects (and will continue to protect) the Company.

The Company is subject to the potential factors of obsolescence and technological change.

The business of the Company is susceptible to rapidly changing technology and the Company's market development and sales process is subject to constant change. Although the Company intends to continue to market and sell its products and services, there can be no assurance that funds for such expenditures will be available or that the Company's competition will not develop similar or superior capabilities or that the Company will be successful in its internal efforts. The future success of the Company will depend in part on its ability to respond effectively to rapidly changing technologies, industry standards and customer requirements by adapting and improving the performance features, pricing and reliability of its offered products and services. In particular, the Company may be exposed to a significant risk of novel products and technologies from competitors to address the expected growth and demand in the worldwide energy-saving sector.

The Company’s inability to obtain capital, use internally generated cash, or use shares of the Company’s common stock or debt to finance future expansion efforts could impair the growth and expansion of the Company’s business.

Reliance on internally generated cash or debt to finance the Company’s operations or complete business expansion efforts could substantially limit the Company’s operational and financial flexibility. The extent to which the Company will be able or willing to use shares of common stock to consummate expansions will depend on the Company’s market value from time to time and the willingness of potential sellers to accept it as full or partial payment.  No assurance can be given that the Company will be able to obtain the necessary capital to finance a successful expansion program or the Company’s other cash needs. If the Company is unable to obtain additional capital on acceptable terms, the Company may be required to reduce the scope of any expansion .

The Company’s growth and profitability depend on the level of economic conditions and other factors in China.

The domestic and international political environments, including military conflicts and political turmoil and social instability, may also adversely affect consumer confidence and reduce spending, which could in turn materially and adversely affect the Company’s growth and profitability. Any geographic expansion efforts that the Company undertake may not be successful, which, in turn, would limit the Company’s growth opportunities.

The Company’s Pledge Agreements by Guoning Shareholders Involve Risks

The Pledge Agreements by Guoning are now registered with the appropriate VIE approval authorities. While applicable PRC laws and regulations that apply to the validity of these agreements do not invalidate the agreements due to non-registration, there may be risks arising from the period in which these agreements were not previously registered. Although the Pledge Agreements must be registered with the proper approval authorities in order to be enforceable by PRC Court, the failure to register them does not affect the validity or the effectiveness of the underlying agreement. An inherent risk of the Pledge Agreement, even if registered and enforceable, is that if a breach occurred, the Company would be forced to resort to legal action to enforce the Pledge Agreement and would be exposed to the risk that it may not be able to successfully enforce its contractual rights. If unsuccessful, the Company assets underlying the Pledge would be submitted to the PRC Auction process and would risk being outbid at the PRC Public Auction; in such a situation, the Company’s interests may be lost completely.

Restrictions on currency exchange may limit the Company’s ability to utilize the Company’s capital effectively.

All of the Company’s revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the “current account”, which includes dividends, trade, and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans.

Currently, the Company’s PRC subsidiaries may purchase foreign exchange for settlement of “current account transactions,” and retain foreign exchange in its current account, subject to a ceiling approved by the SAFE, to satisfy foreign exchange liabilities or to pay dividends. The Company cannot, however, assure you that the relevant PRC governmental authorities will not limit or eliminate the Company’s PRC subsidiaries’ abilities to purchase and retain foreign currencies in the future.

Since a significant amount of the Company’s future revenues will be denominated in Renminbi, the existing and any future restrictions on currency exchange may limit the Company’s ability to utilize capital generated in Renminbi to fund the Company’s business activities outside of China, if any, or expenditures denominated in foreign currencies.

Foreign exchange transactions under the capital account are subject to limitations and require registration with or approval by the relevant PRC governmental authorities. In particular, if the Company finances the Company’s PRC subsidiaries by foreign currency loans, those loans cannot exceed certain statutory limits and must be registered with the SAFE, and if the Company finance the Company’s PRC subsidiaries by capital contributions, then those capital contributions must be approved by the Ministry Of Commerce or its local agency. In addition, because of the regulatory issues related to foreign currency loans to, and foreign investment in, domestic PRC enterprises, the Company may not be able to finance Guoning’s operations by loans or capital contributions. The Company cannot assure you that the Company can obtain these governmental registrations or approvals on a timely basis, if at all. These limitations could affect the ability of these entities to obtain foreign exchange through debt or equity financing, and could adversely affect the Company’s business and financial conditions.

Fluctuation in the value of the Renminbi may reduce the value of the Company’s investment.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions and China's foreign exchange policies. The conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on exchange rates set by the People's Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi solely to the U.S. dollar. Under this revised policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Following the removal of the U.S. dollar peg, the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. The People's Bank of China, however, regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates and achieve policy goals. For almost two years after July 2008, the Renminbi traded within a narrow range against the U.S. dollar. As a consequence, the Renminbi fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. dollar. In June 2010, the PRC government announced that it would increase Renminbi exchange rate flexibility. It remains unclear, though, how this flexibility might be implemented. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

Because all of the Company’s revenues and expenditures are denominated in Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect the Company’s financial results reported in U.S. dollar terms without giving effect to any underlying change in the Company’s business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend the Company issue that will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments the Company make in the future.

To date, the Company has not paid any cash dividends, and no cash dividends are expected to be paid in the foreseeable future.

The Company does not anticipate paying cash dividends on the Company’s common stock in the foreseeable future, and the Company may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, the Company may nevertheless decide not to pay any dividends. The Company intends to retain all earnings for the Company’s operations.

 There is no trading market for the Company’s common stock, and the Company’s stockholders may be unable to liquidate their shares.

The Company has never had an active trading market for the Company’s common stock, and one may not develop

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
Dated: May 17, 2013