Form 10-Q
period 2013-06-30
Greenpower International Group Ltd
filed 2013-08-20
CIK 1522211

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ¨ Yes x No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, par value $0.0001	21,000,000 shares

Documents incorporated by reference:	None

GREENPOWER INTERNATIONAL GROUP LTD.

Form 10-Q

For the Quarter Ended June 30, 2013

2

PART I

GREENPOWER INTERNATIONAL GROUP LIMITED AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Page
Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012	4
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	6
Notes to Condensed Consolidated Financial Statements	7-19

GREENPOWER INTERNATIONAL GROUP LIMITED AND SUBSIDARY

Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012

The accompanying notes are an integral part of these condensed consolidated financial statements

GREENPOWER INTERNATIONAL GROUP LIMITED AND SUBSIDARY

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012

The accompanying notes are an integral part of these condensed consolidated financial statements

GREENPOWER INTERNATIONAL GROUP LIMITED AND SUBSIDARY

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012

The accompanying notes are an integral part of these condensed consolidated financial statements

GREENPOWER INTERNATIONAL GROUP LIMITED AND SUBSIDIARY

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BUSINESS ORGANIZATION AND DESCRIPTION

Greenpower International Group Limited (the "Company," “We,” or “Us.”) (formerly Boxwood Acquisition Corporation) was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On June 2, 2011, the Company filed a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934 by which it registered its class of common stock. The accompanying condensed consolidated financial statements include the financial statements of the Company, its wholly owned subsidiary, and an affiliated PRC entity that is controlled through contractual arrangements.

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

As a result of the Acquisition, Greenpower BVI has become a wholly owned subsidiary of the Company and the Company has taken over the management and control of Greenpower BVI. The Company has also taken over the operations and business plan of Greenpower BVI, which has management and voting control over Shenzhen Guoning New Energy Investment Co., Ltd, a company formed under the laws of Guangdong, China (“Guoning”), through a variable investment entity ("VIE") structure pursuant to contractual agreements dated October 26, 2011 and subsequently strengthened in February 2012Guoning was formed in January 2011 and was formerly known as Shenzhen Muren Technology Industry Co., Ltd. (“Muren”). Muren was incorporated in the Guangdong Province, Shenzhen City of the People’s Republic of China (the “PRC”) on March 4, 2004 as a limited liability company with no common shares issued or outstanding. Prior to January 4, 2011, Guoning was in the business of purchasing, assembling, and furnishing customized, made to customer order laboratory equipment, furniture and lighting instruments. On January 4, 2011, in connection with the execution of an Equity Transfer Agreement (the “Agreement”), Mr. RenHua He (“He”), the vice president and one of the two shareholders, transferred his ownership to the other shareholder, Mr. Jiong Zhang (“Zhang”), who became the Chairman of a newly  registered entity, Guoning.  Pursuant to the Agreement, Guoning’s prior business in laboratory equipment and furniture was divested to He, leaving a focus on the LED lighting business going forward.

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

The following diagram illustrates the corporate structure of the Company as of June 30, 2013:

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

The assets and liabilities and revenues and expenses of Guoning have been included in the accompanying consolidated financial statements. As of June 30, 2013 and December 31, 2012, net assets included in the consolidated balance sheets total $1,165,396 and $1,468,319, respectively. For the six months ended June 30, 2013 and 2012, the consolidated VIE’s net loss was $322,416 and $563,860, respectively. Currently there are contractual arrangements that could require Greenpower BVI to provide additional financial support to the consolidated VIE.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Reverse merger accounting

Since former Greenpower BVI security holders owned, after the Merger, approximately 97.5% of the Company’s shares of common stock, and as a result of certain other factors, including that all members of the Company's executive management are from Greenpower BVI, Greenpower BVI is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States ("US GAAP"). These condensed consolidated financial statements reflect the historical results of Greenpower BVI prior to the merger and that of the combined company following the merger, and do not include the historical financial results of the Company prior to the completion of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

Principles of consolidation

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, a company is required to include in its condensed consolidated financial statements the financial statements of variable interest entities (“VIE”).  ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which a company, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.  The condensed consolidated financial statements include the accounts of Greenpower BVI and its variable interest entity, Guoning, for which Greenpower BVI is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of risks

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade receivables and advances to suppliers. As of June 30, 2013 and December 31, 2012, part of the Company's cash was held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to suppliers, the Company extends credit based on evaluations of the customers' and suppliers' financial position and business history with the Company. The Company generally is required to make advances to suppliers.

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

Foreign currency exchange rate risk

Starting July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation of the U.S. dollar against RMB was approximately 0.89%, 4.53%, and 2.38% during the years 2010, 2011, and 2012, respectively, and 1.91% during the six months ending June 30, 2013. While the international reaction to the RMB appreciation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of June 30, 213 and December 31, 2012, all of our cash was denominated in RMB and was partially held on hand by Guoning.  RMB is not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. As of June 30, 2013 and December 31, 2012, the Company does not have any cash equivalents.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management's assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial positions of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. For those amounts identified as doubtful after assessment, the Company makes specific provision for these doubtful amounts. Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from 30 to 90 days in the normal course of business. The Company does not accrue interest on trade receivables. Allowance for doubtful accounts made as of June 30, 2013 and December 31, 2012 was $10,835 and $10,673, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined on a weighted average basis.  The Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  Inventory inherited from the prior entity of Guoning was fully reserved in the prior year. The amount presented in the accompanying condensed consolidated balance sheets is net of a valuation allowance of $73,701 and $72,584 at June 30, 2013 and December 31, 2012, respectively.

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

Allowance for sales returns

On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  We will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% of the net sales price.  We will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory.  There was no allowance for sales returns reserved at June 30, 2013 or December 31, 2012.

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

Advertising

Advertising costs are charged to operations when incurred. For the six months ended June 30, 2013 and 2012, the amount charged to advertising expense was $6,000 and $2,267, respectively.

Government subsidies

The Company records government grants as current liabilities upon reception. Government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant. The Company recognized government subsidies of $242,384 and $0 for the six months ended June 30, 2013 and 2012, respectively.

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

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of Guoning is the local currency, RMB. For consolidation purposes, the financial statements of Guoning are translated into United States dollars (“USD”) in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The exchange rates in effect as of June 30, 2013 and December 31, 2012 were RMB 1.00 for USD $0.1629 and USD $0.1605, respectively. The average exchange rates for the six months ended June 30, 2013 and 2012 were RMB 1.00 for USD $0.1616 and USD $0.1582, respectively. At June 30, 2013 and December 31, 2012, the cumulative translation adjustment of $19,493 and $12,635, respectively, was classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.  There was no significant fluctuation in the exchange rate for the conversion of RMB to United States dollars after the balance sheet date.

Loss per common share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.  As of June 30, 2013 and 2012, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

Net loss per share is based upon the weighted average shares of common stock outstanding.

Commitments and contingencies

Issuance of common stock

Pursuant to a Joint Development, Customization and Equity Allocation Contract on LED Advertising Lamp (“Agreement”) with one supplier, dated September 25, 2011, the Company is obligated to grant 10 million shares, prorated based on the total authorized common shares of the Company (2% of the total outstanding, 10,000,000 of the 500,000,000), to an officer of the supplier for all product patent rights, trademark rights, software copyright and the domestic marketing exclusivity rights applied by the supplier and subsequently granted to Guoning.  In November 2012, the supplier transferred those 12 approved patents to Guoning. Since there are 21,000,000 shares of common stock currently outstanding, the Company is obligated to arrange for the transfer of 420,000 shares to the supplier. The understanding with the supplier requires not issuance of new shares but transfer of existing shares held by the Chairman. The Company estimates that the transfer of shares would tentatively occur near the end of 2013. Please see Note 7.

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

Going concern

As of June 30, 2013, the Company has sustained operating losses of approximately $2,543,000 since inception.  The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

Management began a new business model after divesting the prior business component in 2011. On September 28, 2011, Guoning entered into an agreement with a new customer initiating the new business model - Energy Management Contract (“EMC”).  The EMC model focuses essentially on replacing customers’ current illumination equipment with energy effective LED lights and charges based on an agreed percentage of savings on monthly utility bills. Throughout the period ending June 30, 2013, the Company has added 99 additional customer contracts under this new business model. The Company management expects the EMC model will deliver additional customers in a systematic and orderly manner in the future. The Company is marketing this lease model to customers in a manner that will generate initial smaller contracts with the expectation of follow on orders for lights that recur with the same customer over time. In addition to addressing the market with its lease model, the Company is expanding its presence in the market via branch offices and distributorships. The Company expects these additional offices will add to the direct sales of LED lights in the market, as well as promoting the EMC business. The Company continues to explore combinations and/or partnerships with suppliers to become the ultimate distributor of LED lights in the commercial and other markets in China.

NOTE 3 – RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’sdeliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the financial statements.

Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our (consolidated) financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

NOTE 5 – NET INVESTMENT IN DIRECT FINANCING LEASE

Our direct financing leases include a lease of the LED advertising lights under our EMC business model. Under the terms of the contracts in force as of June 30, 2013, we are paid monthly payments. At the end of the lease terms for each contract that last either 5 or 6 years, we will convey all of our LED advertising lights installed to the lessee for no payment. In addition, the contract requires the customer to pay for installation of the LED lights and also to compensate the Company an amount of approximately RMB 2,200 (approximately USD$350) per light if the lights are stolen or damaged by the customer. The customer is also affirmatively required by the contract to maintain the LED lights in a manner so that they do not become damaged.

The following table lists the components of the net investment in direct financing leases at:

Residual values of leased equipment and initial direct costs are estimated to be insignificant. At June 30, 2013, minimum lease payments to be received for each of the five succeeding fiscal years are approximately:

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

NOTE 8 – ADVANCES TO SUPPLIER

On September 25, 2011, the Company entered into a Joint Development, Customization and Equity Allocation Contract on LED Advertising Lamp (“Agreement”) with one of its suppliers to develop and produce the LED lighting sets on a collaborative basis. Under the Agreement, Guoning can order product units from the supplier with pre-agreed prices on a defined timeline of anticipated product acquisitions. Guoning shall prepay RMB 10,000,000 (approximately USD$1,629,000) in respect of production lamps to be produced in two equal installments, RMB 5,000,000 (approximately USD$815,000), on each of the signing day and after the total production exceeds 2,000 units. The RMB 10,000,000 deposit remains with the supplier and can only be applied upon future LED purchases greater than the first 200,000 units ordered. The supplier is obligated to provide product maintenance for free for five years and product change service if quality issues arise. In the warranty period, if the equipment is faulty, because of product quality issues, it is to be changed by the supplier without charge. The Agreement also provides that research and development expenses are spent by the supplier, and Guoning agreed to pay a mold fee of RMB 475,600 (approximately USD$77,000), which is recorded as accrued liabilities as of June 30, 2013 and December 31, 2012.  Further, the supplier invested in, and subsequently granted to, Guoning, the product patent right, trademark right, software copyright and the domestic marketing exclusivity right. In consideration, an officer on behalf of the supplier will be granted 10 million shares prorated based on the total authorized shares of the Company when such patent rights are received by the supplier and then duly transferred to Guoning. In November 2012, the supplier has transferred those 12 approved patents to Guoning. The Company estimated that the transfer of shares, which will be transferred from a Company Officer out of shares the Officer owns and will not be shares issued by the Company,  would tentatively occur near the end of 2013.

NOTE 9 – EQUIPMENT, NET

Equipment consisted of the following at:

The depreciation for the six months ended June 30, 2013 and 2012 was $8,341 and $18,367, respectively.

NOTE 10 – SHORT TERM BORROWINGS

The Company’s short term borrowings consisted of the following at:

(1) During 2012, the Company obtained various short term borrowings from a private party lender. These borrowings are unsecured and bear annual interest of 1% with a maturity of one year. These borrowings are used for business expansion and general corporate liquidity. As of June 30, 2013 and December 31, 2012, total outstanding short term borrowings amounted to $825,184 and $844,604, respectively.

(2) On January 10, 2013, the Company borrowed RMB 600,000 (approximately USD$98,000) from a local financial institution. The term of the loan is twelve months commencing from January 10, 2013 to January 9, 2014. The loan is unsecured and carries an annual interest rate of 15.6%. The Company repaid RMB 250,000 by the end of June 2013.

(3) On February 17, 2013, the Company entered into a one-year comprehensive credit facility with a regional bank. The facility is RMB 30 million (approximately USD$4,888,000) with a period from March 8, 2013 to March 7, 2014. Any amount due under the loan is repayable no later than March 7, 2014. The loan facility has been personally guaranteed by Jiong Zhang, the Chairman, Yong Luo, the director of the Company, and wife of Mr. Zhang. The Chairman has also collateralized the loan facility with his own property. On March 8, 2013, the Company drew down RMB 15 million (approximately USD$2,444,000) under the facility as short-term loan, due in one year, with an annual interest rate of 7.2%.

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

b) The Company had the following related party transactions at:

Advances to director A relate to amounts transferred from Guoning for the purpose of paying professional fees related to the reverse merger on behalf of Greenpower BVI.  Notes payable to Chairman and director A are unsecured and bear annual interest at 1%. These notes were obtained to fund working capital in 2012. In April 2012, the Board approved the resolution to borrow up to RMB 10 million (approximately USD$1,629,000) from each shareholder for any short term capital need.

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

Taxes payable consisted of the following at:

There was no income tax expense or deferred tax expense for the six months ended June 30, 2013 and 2012. All tax penalties and interest are expensed as incurred. For the six months ended June 30, 2013 and 2012, there were no tax penalties or interest.

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

The Company is in the business of energy management, with the primary objective of commercializing highly efficient energy-saving LED lighting products and services. The Chinese government is sponsoring tax and other government incentives for companies to enter into energy management contracts (“EMC”). A typical EMC is an agreement whereby an industrial business or large user of electricity hires a company to manage their electrical use. The Company presently focuses on entering into EMCs with outdoor advertising (billboard) companies, essentially replacing the traditional lights on the outdoor advertising with LED lights. The Company receives a share of the reduction in the electrical bill received by the customer. A total of 100 agreements have been entered into as of the date hereof and physical property has been purchased, designed and installed in regard to such business. Further, these contracts are delivering the contractually agreed upon lease payments and income to the Company. Furthermore, the Company also sells LED bulbs and light sets to consumers and businesses via direct sales or wholesale to other retailers and distributors.

The Company entered into its first contract for EMC services in 2011. During fiscal year 2012, and subsequently in 2013,  the Company has successfully added many other EMC contracts, and as of the date of this Report has approximately 100 EMC agreements in effect. Because the EMC service contract model is a new concept that was just recently introduced to the marketplace, the market has limited history and there is no long-term track record upon which to project future  performance.

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

Revenue recognition - We recognize revenue in accordance with FASB ASC No. 605 from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  Returns and exchanges require approval from senior management and are on a case-by-case basis. We review and estimate the rates of return and exchange based on historical data and customer specific experience.  Historically, returns and exchanges have been insignificant. The majority of our revenues are derived from the following three sources. Our revenue recognition policies vary based upon these revenue sources:

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

Foreign currency translation - The reporting currency is the U.S. dollar.  The functional currency of Guoning is the local currency, RMB. For consolidation purposes, the financial statements of Guoning are translated into United States dollars (“USD”) in accordance with ASC 830, Foreign Currency Matters, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The exchange rates in effect as of June 30, 2013 and December 31, 2012 were RMB 1.00 for USD $0.1629 and USD $0.1605, respectively. The average exchange rates for the six months ended June 30, 2013 and 2012 were RMB 1.00 for USD $0.1616 and USD $0.1582, respectively. At June 30, 2013 and December 31, 2012, the cumulative translation adjustment of $19,493 and $12,635, respectively, was classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.  There was no significant fluctuation in the exchange rate for the conversion of RMB to United States dollars after the balance sheet date.

Recent Accounting Policies

Please see Note 3 of our consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

Results of Operations and Financial Condition

Comparison of Three Months Ended June 30, 2013 to June 30, 2012

Net revenue for the three months ending June 30, 2013 was $437,272 compared with $58,142 for the three months ending June 30, 2012. The increase in revenue is a result of the successful expansion of Company’s business in the China market. The net revenue for the period ending June 30, 2013 and 2012 includes revenue from the Company ’ s leasing services in EMC business and sales of light products.

Cost of revenue for the three months ended June 30, 2013 was $237,438, compared to $4,882 for the three months ended June 30, 2012. All costs are relevant to sales of light products.

Selling expenses for the quarter ending June 30, 2013 and 2012 were $273,689 and $162,552, respectively. The increase in selling expenses in the period ending June 30, 2013 was due to expansion of the market requiring more expenses to obtain selling opportunities. General and administrative expenses for the quarter ending June 30, 2013 and 2012 were $214,800 and $300,123, respectively. General and administrative expenses decreased due to the higher cost from the initial registration filing incurred in 2012.

 Interest expense was $56,226 and zero for the three months ended June 30, 2013 and 2012, respectively. The Company began to obtain various short term borrowings from external sources since second half of 2012 and higher debt level in the second quarter of 2013.

Comparison of Six Months Ended June 30, 2013 to June 30, 2012

Net revenue for the six months ending June 30, 2013 was $708,584 compared with $179,161 for the six months ending June 30, 2012. The increase in net revenue of approximately $529,000 or 296% is a result of the Company’s development and expansion of its business in the market. Cost of revenue for the six months ended June 30, 2013 was $324,988, compared to $14,864 for the six month period ended June 30, 2012. All costs are relevant to sales of light products.

Selling expenses for the six months ending June 30, 2013 and 2012 were $542,586 and $273,270, respectively. The significant increase of approximately $269,000 or 99% in selling expense was primarily due to the Company’s investment in expansion of the market. General and administrative expenses for the six months ending June 30, 2013 and 2012 were $512,937 and $813,746, respectively, a decrease of approximately $301,000 or 37%. The main reason for the decrease was attributable to the higher costs from the initial registration filing incurred in 2012.

The Company recognized government grants received in the first half of 2013 as governmental subsidies revenue, amounted to $242,384, after reasonable assurance that the Company has complied with all conditions attached to the grant. No such grant was received in the same period of 2012. Interest expense was $65,107 and zero for the six months ended June 30, 2013 and 2012, respectively. The Company began to obtain various short term borrowings from external sources since second half of 2012 and higher debt level in the first half of 2013.

Liquidity and Capital Resources

Our cash and cash equivalents were $40,885 as of June 30, 2013, compared to $37,037 as of December 31, 2012, an increase of approximately $4,000 or 10%. The main reason for the increase was due to the significant inflow of net cash provided by financing activities during fiscal 2013. A summary of cash flows for the reporting period is as follows:

Cash flows used in operating activities were $2,202,038 during the first half of 2013, as compared to $815,952 in the prior year. The significant increase of approximately $1,386,000 or 170% in the use of cash was resulted from changes in operating assets and liabilities, primarily from the increase in prepayment to suppliers for purchase of inventory, lease payment receivable and unearned income, and the decrease in accounts payable.

Cash used in investing activities was $437 for the six months ended June 30, 2013, as compared to $7,755 in the prior year. Cash flows in investing activities came from purchase of equipment during each period.

Cash flows provided by financing activities were $2,201,707 in 2013, compared to $719,415 in the prior year. In addition to proceeds from related parties, our financing in 2013 majorly came from short term borrowings obtained from various external sources. See Note 9 and 11 of the Notes to the Condensed Consolidated Financial Statements.

As of June 30, 2013, we had working capital deficit of approximately $2,201,000. Since 2011, our working capital has continued to decline as a result of continuing losses from operations. In order to maintain our current level of operations, we will require additional working capital from either cash flow from operations or from the sale of our equity or debt securities. If we are unable to acquire additional working capital, we will be required to significantly reduce our current level of operations. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2012 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the disclosure controls and procedures were effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In their audited financial report, the company’s independent auditors have issued a comment that unless the Company is able to develop and market its products and thereby increase cash flow, or obtain financing from other sources, there is a substantial doubt about its ability to continue as a going concern.

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

The Company has limited operating history since commencing its new LED business

Because the Company has limited operating history in its new LED or EMC business, it is impossible  to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which to judge its potential. As a development stage company, the Company may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business.

Various Risks of Deconsolidation with Guoning, No Material Assets other than Guoning

The entities comprising the Company have no material assets or revenues other than from Guoning. Aside from Guoning, the Company will not regularly maintain sizeable assets or generate consistent revenues (other than from Guoning, via the VIE Agreements with Guoning, or indirectly, as a seller of Guoning's products).  Because of the nature of this relationship and the associated risk, the Company is exposed to the uncertainties and risks that the Company may not be able to secure or  recover assets of the Company in the event of a deconsolidation with Guoning.   There is also the risk associated with Guoning’s and its shareholders’ nonperformance of the contractual agreements which tie the two companies together.

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

The Company’s executive officers and directors are currently the beneficial owner of approximately 81% of the Company’s outstanding common stock.  Assuming the  sale of all 11,000,000 shares offered for sale in  a concurrent registered public offering which has  been filed but is not yet effective, , the Company’s officers and directors would still  own 39% of the Company's outstanding common stock. As such, in any event they will be able to exercise significant control over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

Government regulation could negatively impact the business.

The Company’s products may be subject to various government regulations in the jurisdictions in which they will operate. Due to the potential wide geographic scope of the Company’s operations, the Company could be subject to regulation by political and regulatory entities throughout the PRC, including various local and municipal agencies and government sub-divisions, and various other foreign governments and political subdivisions thereof. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry..

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

Reliance on internally generated cash or debt to finance the Company’s operations or complete business expansion efforts could substantially limit the Company’s operational and financial flexibility. The extent to which the Company will be able or willing to use shares of common stock to consummate expansions will depend on the Company’s market value from time to time and the willingness of potential sellers to accept it as full or partial payment.  No assurance can be given that the Company will be able to obtain the necessary capital to finance a successful expansion program or the Company’s other cash needs. If the Company is unable to obtain additional capital on acceptable terms, the Company may be required to reduce the scope of any expansion.

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

GREENPOWER INTERNATIONAL GROUP LIMITED

	By:	/s/ Xiaoping Liu
Chief Executive Officer

	By:	/s/ Renwei Ma
Chief Financial Officer
Dated: August 19, 2013